Form 10-Q
period 1998-08-01
IRON AGE HOLDINGS CORP
filed 1998-09-15
CIK 864292

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended:  August 1, 1998
                                                 ------------------
                                      OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the transition period from:              to
                                        --------------   ---------------
                      Commission file number:  333-57009
                                             -----------------

                         Iron Age Holdings Corporation
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                         04-3349775
-----------------------------                     -------------------------
(State or other jurisdiction                         (I.R.S. Employer
incorporation or organization                      Identification Number)



       Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania  15205
 ----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (412) 787-4100
            -------------------------------------------------------
              (Registrants telephone number, including area code)

                                Not Applicable.
   -------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [  ]   No [ x ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes  [  ]         No [  ]   Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of the latest practicable date.   Not Applicable.

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The following financial statements are presented herein:

         Condensed Consolidated Balance Sheets as of August 1, 1998 and
          January 31, 1998

         Condensed Consolidated Statements of Income for the three months and six months ended August 1, 1998 and July 26, 1997

         Condensed Consolidated Statements of Cash Flows for the six months ended August 1, 1998 and July 26, 1997

         Notes to Condensed Consolidated Financial Statements

                         Iron Age Holdings Corporation
                     Condensed Consolidated Balance Sheets


                                                   August 1                January 31
                                                     1998                     1998
                                                  (unaudited)                (Note)
Assets                                                (Dollars in Thousands)
Current assets:
  Cash and cash equivalents                         $    343                 $  2,069
  Accounts receivable, net                            15,778                   15,996
  Inventories (Note 2)                                37,827                   36,841
  Prepaid expenses                                     5,863                    1,640
  Deferred income taxes                                  649                      640
                                                    --------                 --------
Total current assets                                  60,460                   57,186

Notes receivable and other assets                        394                      290
Property and equipment, net                           10,653                   10,479
Intangible assets, net                               110,102                  106,846
                                                    --------                 --------
Total assets                                        $181,609                 $174,801
                                                    ========                 ========

Liabilities and stockholder's equity
Current liabilities:
  Current maturities of long-term debt              $    589                 $  3,699
  Accounts payable                                     2,945                    3,510
  Accrued expenses                                     7,266                    7,272
                                                    --------                 --------
Total current liabilities                             10,800                   14,481

Long-term debt, less current maturities              150,518                   97,976
Accrued pension liability                                516                      516
Deferred income taxes                                  6,737                    6,949
                                                    --------                 --------
Total liabilities                                    168,571                  119,922
Commitments and contingencies                              -                        -
Redeemable preferred stock                                 -                   17,031

Stockholder's equity:
  Common stock, $.01 par value; 200,000 shares
    authorized, 99,625 issued and outstanding              1                        1
  Additional paid-in capital                          38,086                   38,086
  Retained earnings                                  (24,868)                    (174)
  Comprehensive income                                  (181)                     (65)
                                                    --------                 --------
Total stockholder's equity                            13,038                   37,848
                                                    --------                 --------
Total liabilities and stockholder's equity          $181,609                 $174,801
                                                    ========                 ========

Note: The balance sheet at January 31, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                         Iron Age Holdings Corporation
            Condensed Consolidated Statements of Income (Unaudited)




                                                    Successor    Successor     Successor     Predecessor      Successor
                                                  ------------  -----------  -------------  -------------  -------------
                                                                              Six months      January 26     February 27
                                                       Three months ended       Ended       1997 through    1997 through
                                                     August 1    July 26       August 1      February 26      July 26
                                                      1998        1997           1998          1997             1997
                                                  -----------  -----------  -------------  -------------  --------------
                                                                        (Dollars in Thousands)

Net sales                                             $29,112      $28,128        $61,279        $10,937     $45,434
Cost of sales                                          14,805       14,214         30,848          5,610      23,009
                                                      -------      -------        -------        -------     -------
Gross profit                                           14,307       13,914         30,431          5,327      22,425

Selling, general and administrative                    11,112        9,955         24,079          5,120      15,640
Depreciation                                              426          389            850            121         634
Amortization of intangible assets                         878          860          1,724            117       1,459
                                                      -------      -------        -------        -------     -------
Operating income                                        1,891        2,710          3,778            (31)      4,692

Interest expense                                        4,102        2,482          6,844          1,116       3,931
                                                      -------      -------        -------        -------     -------
Income (loss) before income taxes                      (2,211)         228         (3,066)        (1,147)        761

Provision (benefit) for income taxes                     (637)         (10)          (765)          (452)        195
                                                      -------      -------        -------        -------     -------
Income (loss) before extraordinary item                (1,574)         238         (2,301)          (695)        566

Extraordinary item, net of tax effect                       -            -         (4,015)             -           -
                                                      -------      -------        -------        -------     -------
Net income (loss)                                     $(1,574)     $   238        $(6,316)       $  (695)    $   566
                                                      =======      =======        =======        =======     =======

See accompanying notes.

                         Iron Age Holdings Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                     Successor       Predecessor     Successor
                                                                 -----------------  -------------  -------------
                                                                                     January 26     February 27
                                                                 Six months ended   1997 through   1997 through
                                                                      August 1       February 26      July 26
                                                                        1998             1997           1997
                                                                 -----------------  -------------- -------------
                                                                              (Dollars in Thousands)
Operating activities
Net income (loss)                                                       $  (6,316)       $  (695)     $     566
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
 Extraordinary item, net of tax                                             4,015              -
 Depreciation and amortization                                              2,793            246          2,198
 Amortization of deferred financing fees included in interest               1,049             16            255
 Provision for losses on accounts receivable                                   60             10             84
 Deferred income taxes                                                       (493)             -            (12)
 Stock-based compensation                                                       -          1,054              -
 Changes in operating assets and liabilities:
  Accounts receivable                                                       1,095           (954)         1,101
  Inventories                                                                 741            797         (4,739)
  Prepaid expenses                                                             58             65            285
  Other assets                                                               (357)            20            (88)
  Accounts payable                                                         (1,246)          (573)          (670)
  Accrued expenses                                                         (3,057)         1,450         (2,621)
                                                                        ---------        -------      ---------
Net cash provided by (used in) operating activities                        (1,658)         1,436         (3,641)

Investing activities
Net cash used in business acquisitions                                     (5,240)             -       (141,717)
Purchases of property and equipment                                        (1,019)          (117)          (697)
                                                                        ---------        -------      ---------
Net cash used in investing activities                                      (6,259)          (117)      (142,414)

Financing activities
Borrowing under revolving credit agreement                                 37,600         (1,909)        28,000
Proceeds from senior term notes                                                 -              -         65,000
Proceeds from senior subordinated notes                                   100,000              -         14,550
Proceeds from the Discount notes                                           25,000              -              -
Capital contribution                                                            -              -         40,000
Issuance of Preferred Stock                                                     -              -         14,900
Issuance of stock purchase warrants                                             -              -            100
Principal payment on debt                                                (114,585)          (357)        (9,536)
Payment of financing costs                                                 (6,285)             -         (7,468)
Redemption of Preferred Stock                                             (17,664)             -              -
Dividend paid                                                             (17,745)             -              -
Principal payments on capital leases                                          (14)           (33)           (30)
                                                                        ---------        -------      ---------
Net cash provided by (used in) financing activities                         6,307         (2,299)       145,516
Effect of exchange rate changes on cash and cash equivalents                 (116)           (37)           (28)
                                                                        ---------        -------      ---------
(Decrease) increase in cash and cash equivalents                           (1,726)        (1,017)          (567)
Cash and cash equivalents at beginning of period                            2,069          1,517            500
                                                                        ---------        -------      ---------
Cash and cash equivalents at end of period                              $     343        $   500      $     (67)
                                                                        =========        =======      =========

See accompanying notes.

                         Iron Age Holdings Corporation
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 August 1, 1998

1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended August 1, 1998 are not necessarily indicative of the results that may be expected for the year ended January 30, 1999. For further information, refer to Holdings' consolidated financial statements and footnotes thereto for the year ended January 31, 1998.



2.    Inventory

Inventories consist of the following:



                                         August 1  January 31
                                            1998       1998
                                          -------  ----------
Raw materials                             $ 2,255     $ 2,788
Work-in-process                               706         682
Finished goods                             34,866      33,371
                                          -------  ----------
                                          $37,827     $36,841
                                          =======  ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended August 1, 1998, and the audited consolidated financial statements for the year ending January 31, 1998 of Iron Age Holdings Corporation ("Holdings").

Acquisitions

On February 26, 1997, Fenway Partners Capital Fund, L.P., together with certain other investors, in partnership with certain members of management, acquired all of the outstanding stock of the predecessor to Holdings for an aggregate purchase price of approximately $143.6 million (the "Fenway Acquisition"). Concurrently with the Fenway Acquisition, (i) Holdings and its subsidiary, Iron Age Corporation ("Iron Age"), entered into a syndicated senior bank loan facility (the "Existing Credit Facility"), (ii) Iron Age issued 12.5% Senior Subordinated Notes due 2006 (the "Existing Subordinated Notes"), (iii) Holdings issued Series A Preferred Stock (the "Holdings Series A Preferred Stock"), (iv) Holdings issued Common Stock for equity capital of approximately $32.2 million and (v) management rolled over certain options to acquire shares of the predecessor company into options to acquire shares of Common Stock of Holdings and were granted additional options to acquire shares of Holdings. Holdings and Iron Age used excess cash and net proceeds from the Discount Note Offering (as defined below), the April 24, 1998 offering of 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Note Offering") and a new credit facility (the "New Credit Facility") to repay the Existing Credit Facility and the Existing Subordinated Notes and to pay a dividend to Holdings to allow Holdings to redeem the Holdings Series A Preferred Stock. Concurrently with the Senior Subordinated Note Offering, Holdings offered 12 1/8% Senior Discount Notes ("Discount Notes") due 2009 (the "Discount Note Offering" and, together with the Senior Subordinated Note Offering and the application of proceeds therefrom, the "Transactions").

During the last five weeks of the three months ended May 2, 1998, Holdings acquired the stock of Safety Supplies and Service Company, Inc. and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J Mars-Knapp Shoes (the "First Quarter Acquisitions"). The combined purchase price for the First Quarter Acquisitions was approximately $4.64 million, including transaction costs of approximately $150,000. In addition, on July 7, 1998, Holdings acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the "Second Quarter Acquisition"). The First Quarter Acquisitions and the Second Quarter Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in Holdings' financial statements only from the date of the respective acquisitions and (ii) the purchase price has been allocated to Holdings' assets and liabilities based upon fair market value. The First Quarter Acquisitions and the Second Quarter Acquisition resulted in goodwill of approximately $2.50 million, which is being amortized over 40 years.

Divestitures

On September 9, 1998, Holdings announced the sale of Dunham and related trademarks. The sale of the trademarks to New Balance Athletic Shoes, Inc. was effective August 31, 1998. In conjunction with the trademark sale, Holdings' Falcon manufacturing subsidiary agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.

Results of Operations

Three Months ended August 1, 1998 compared to
Three Months ended July 26, 1997

Net Sales for the three months ended August 1, 1998 ("second quarter 1998") were $29.1 million compared to $28.1 million for the comparable period in 1997 ("second quarter 1997"), an increase of $1.0 million, or 3.5%. The increase was primarily attributable to growth in both the core business of 5.7% and the Knapp distribution channel of 9.6%.

Gross Profit for the second quarter 1998 was $14.3 million compared to $13.9
million for the second quarter 1997, an increase of $0.4 million, or 2.9%.   The
increase was attributable to the increase in net sales. As a percentage of net sales, gross profit decreased 0.4% to 49.1% for the second quarter 1998. The decrease in gross profit percentage was attributable to the operations of regional distributors acquired in the First Quarter Acquisitions. Excluding the impact of these acquisitions, gross profit as a percentage of sales would have increased in the second quarter 1998.

Selling, General and Administrative Expenses for the second quarter 1998 were $11.1 million compared to $10.0 million for the second quarter 1997, an increase of $1.1 million, or 11.0%. The increase was primarily related to the First Quarter Acquisitions and infrastructure added in the Knapp distribution channel since the second quarter 1997.

Operating Income for the second quarter 1998 was $1.9 million, or 6.5% of net sales compared to $2.7 million, or 9.6% of net sales, for the second quarter 1997. The decrease was primarily attributable to increased selling, general and administrative expenses as discussed above.

Interest Expense for the second quarter 1998 was $4.1 million compared to $2.5 million for the second quarter 1997, an increase of $1.6 million or 64.0%. The increase in interest expense was attributable to the additional indebtedness of Holdings due to the Transactions and the New Credit Facility.

Income Tax Expense for the second quarter of 1998 was a benefit of $0.6 million compared to a benefit of $0.01 million in the second quarter of 1997. The increased benefit in the second quarter 1998 was attributable to the decrease in operating income and the increase in interest expense as described above.

Six Months ended August 1, 1998 compared to
Six Months ended July 26, 1997

Net Sales for the first six months of 1998 ("first half of 1998") were $61.3 million compared to $56.4 million for the six months ended July 26, 1997 ("first half of 1997"), an increase of $4.9 million, or 8.7%. The increase was attributable to growth in both the core business of 6.0% and the Knapp distribution channel of 36.3%. For comparability with prior periods, net sales for the predecessor and successor periods in the first half of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition.

Gross Profit for the first half of 1998 was $30.4 million compared to $27.8 million for the first half of 1997, an increase of $2.6 million, or 9.4%. As a percentage of net sales, gross profit increased 0.5% to 49.7% for the first half of 1998. The increase in gross profit as a percentage of sales was primarily attributable to the growth in the Knapp distribution channel. The core business gross profit percentage decreased 0.2% from the first half of 1997 due to the operations of regional distributors acquired in the First Quarter Acquisitions. Excluding the impact of these acquisitions, gross profit as a percentage of sales would have increased in the core business in the first half of 1998. For comparability with prior periods, gross profit for the predecessor and successor periods in the first half of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition.

Selling, General and Administrative Expenses for the first half of 1998 were $24.1 million compared to $20.8 million for the first half of 1997, an increase of $3.3 million, or 15.9%. The increase was primarily related to the First Quarter Acquisitions and infrastructure added in the Knapp distribution channel since the first half of 1997. For comparability with prior periods, selling, general and administrative expenses for the predecessor and successor periods in the first half of 1997 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to selling, general and administrative expenses for a change in basis resulting from the Fenway Acquisition.

Operating Income for the first half of 1998 was $3.8 million, or 6.2% of net sales, and was $4.7 million, or 10.3% of net sales, for the period from February 27, 1997 through July 26, 1997. Operating loss and operating loss as a percentage of sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income for the successor periods included selling, general and administrative expenses, as discussed above, and additional depreciation and amortization of $0.2 million. The additional depreciation and amortization is primarily due to the increase in basis of goodwill, customer lists and other tangible and intangible assets capitalized as a result of the Fenway Acquisition and the acquisition of the assets of Knapp Shoes, Inc. in March 1997 (the "Knapp Acquisition").

Interest Expense for the first half of 1998 was $6.8 million and was $3.9 million for the period from February 27, 1997 through July 26, 1997. Interest expense for the predecessor period January 26, 1997 through February 26, 1997 was $1.1 million. Interest expense for the successor periods prior to April 25, 1998 reflect the additional indebtedness of Holdings incurred in connection with the Fenway Acquisition and the Knapp Acquisition. The successor periods subsequent to April 24, 1998 reflect interest incurred in connection with the Transactions.

Income Tax Expense was $0.2 million in the period February 27, 1997 through July 26, 1997. Income tax benefit for the predecessor period January 26, 1997 through February 26, 1997 was $0.5 million. Income tax benefit for the first half of 1998 was $0.8 million. Income taxes for the successor periods reflect the effect of additional nondeductible goodwill amortization.

Extraordinary Item for the first half of 1998 was an extraordinary loss of $4.0 million, net of tax, due to the early extinguishment of indebtedness resulting from the repayment of the Existing Subordinated Notes and the Existing Credit Facility in April 1998, in connection with the Transactions.

Liquidity and Capital Resources

Holdings' primary cash needs are working capital, capital expenditures and debt service. Holdings anticipates that it may use cash in the future to finance acquisitions. Holdings has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings' and the Company's credit facilities.

Net cash used for operating activities was $1.7 million in the first half of 1998, a decrease of $0.5 million as compared to net cash used in operating activities of $2.2 million in the first half of 1997. The increase in cash from operating activities is primarily the result of the decrease in inventory levels. Inventory decreased by $0.7 million in the first half of 1998 compared to an increase of $3.9 million in the first half of 1997, as a result of the Knapp Acquisition.

Excluding cash paid for acquisitions, Holdings used cash for investing activities of $1.0 million in the first half of 1998 compared to $0.8 million used for investing activities in the first half of 1997. Holdings' capital expenditures were $1.0 million in the first half of 1998 compared to $0.8 million in the first half of 1997. Capital expenditures for the first half of 1998 included $0.2 million in remaining costs related to the addition to Holdings' central distribution center building. The remaining $0.8 million in capital expenditures related to improvements in retail stores, shoemobiles and equipment in the core business and installing POS (Point-of Sale) systems in stores and trucks acquired as a component of the First Quarter Acquisitions.

Holdings' total working capital as of August 1, 1998 was $49.7 million. At January 31, 1998, working capital was $42.7 million. The primary reason for the increase to working capital was the elimination of the current portion of long term senior debt in connection with the Transactions in April 1998. Management believes Holdings' liquidity, working capital and borrowing capacity are sufficient to meet future capital expenditures, acquisitions and working capital needs in the future.

Excluding cash paid for regional distributor acquisitions, Holdings generated approximately $1.1 million from financing activities in the first half of 1998 due primarily to borrowings under the New Credit Facility. In the first half of 1997, Holdings generated cash of $1.5 million due primarily to borrowings under the Existing Credit Facility.

Holdings is a holding company, and its ability to pay interest on the Discount Notes is dependent upon receipt of dividends from its subsidiaries. Holdings does not have, and may not in the future have, any assets other than the common stock of Iron Age (which is pledged to secure the obligations of Iron Age under the New Credit Facility). Iron Age is party to the New Credit Facility and an indenture pursuant to which the Senior Subordinated Notes were offered, each of which imposes substantial restrictions on Iron Age's ability to pay dividends to Holdings.

Cash flow from operations for the first half of 1998 was sufficient to cover debt service requirements under the New Credit Facility and the Senior Subordinated Notes. Holdings' ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes of Holdings), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet Holdings' anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Holdings' business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes and the Senior Subordinated Notes, or to make capital expenditures.

As of August 1, 1998, Holdings' debt consisted of the Discount Notes, the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility consists of a $35.0 million multiple draw acquisition term loan facility (the "New Acquisition Credit Facility") and $30.0 million in revolving credit loans, letters of credit and swing line loans (the "New Revolving Credit Facility"). Holdings' other debt of $1.0 million consists of capital leases and other notes. As of August 1, 1998, approximately $13.3 million of the New Acquisition Credit Facility and approximately $11.0 million of the New Revolving Credit Facility were outstanding, and Holdings had additional borrowing availability under the New Acquisition Credit Facility of $21.7 million and under the New Revolving Credit Facility of approximately $19.0 million. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim amortization.

Impact of Year 2000 Issue


  Holdings is in the process of conducting a comprehensive review of its internal computer systems to identify the systems that could be affected by the year 2000 issue and is developing an implementation plan to resolve the issue that is expected to be completed in the latter part of fiscal 1999. Holdings presently believes that the year 2000 issue will not pose significant operational problems for Holdings' computer systems as so modified and converted. Based upon a preliminary assessment, Holdings expects to spend under $50,000 to modify its existing computer systems to ensure proper transaction processing in the year 2000 and beyond. Through August 1, 1998, Holdings has incurred approximately $10,000 related to the assessment of, and preliminary efforts in connection with, its year 2000 project and the development of a remediation plan. Holdings plans to complete the critical elements of the year 2000 project by November 15, 1998. Holdings presently believes that the cost of preparing its systems for the year 2000 will not have a material effect on Holdings' current financial position, liquidity or results of operations. If modifications and conversions are not completed in a timely manner, the year 2000 issue may have a material impact on Holdings' operations.

Inflation and Changing Prices

  Holdings' sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on Holdings' results of operations.

Forward Looking Statements

  When used in this quarterly report, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Holdings wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect Holdings' actual results and could cause Holdings' actual results to differ materially from those expressed in any forward statements made by Holdings: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of Holdings' relationships with its major suppliers, including Holdings' largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

                           PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.   Changes in Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibit Index.

3.1*     Iron Age Certificate of Incorporation, as amended.
3.2*     Iron Age By-laws.
4.1*     Indenture dated as of April 24, 1998.
10.1*    Credit Agreement  dated as of April 24, 1998.
10.2*    Security Agreement dated April 24, 1998.
10.3*    Intellectual Property Security Agreement dated April 24, 1998.
10.4*    Canadian Security Agreement dated April 24, 1998.
10.5* Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*    Intercompany Subordination agreement dated April 24, 1998.
10.7*    Subsidiary Guaranty dated April 24, 1998.
10.8* Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9*    Falcon Trademark License Agreement with W.L. Gore & Associates, Inc.
         dated

         July 25, 1994.
10.10* Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11* General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*   Amended and Restated Management Agreement dated as of February 26,
         1997.
10.13*   Stockholders Agreement dated as of February 26, 1997.
10.14*   Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15* American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16* Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*   Stock Option Plan dated February 26, 1997.
10.18*   Securities Purchase Agreement dated February 26, 1997.
10.19*   Stock Purchase Agreement dated as of December 26, 1996.
10.20* Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21* Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22* Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23* Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9. 1998.
10.24*   Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25* Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26* Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27*   Jensen Employment Agreement dated February 26, 1997.
10.28*   Mills Employment Agreement dated November 20, 1995.
10.29*   McDonough Employment Agreement dated November 20, 1995.
10.30*   Johanson Employment Agreement date August 1, 1994.
10.31*   Johanson Non-Competition Agreement dated August 1, 1994.
27.1     Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(b)  Reports on Form 8-K.

  No reports on Form 8-K were filed during the second quarter ended August 1, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    IRON AGE HOLDINGS CORPORATION


                                    By:  /s/Keith A. McDonough
                                         -------------------------------------
                                         Name:  Keith A. McDonough
                                         Title: Vice President-Finance
                                                Chief Financial Officer
                                                (Duly authorized officer and
                                                principal financial officer)



Dated: September 15, 1998