Form 10-Q
period 1999-05-01
IRON AGE HOLDINGS CORP
filed 1999-06-15
CIK 864292

                                   FORM 10-Q




                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



(Mark One)


         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: May 1, 1999
                                                 --------------------
                                 OR



         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             For the transition period from:            to
                                            -----------   -----------


                      Commission file number:  333-57009
                                             ---------------


                         Iron Age Holdings Corporation
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)



           Delaware                                    04-3349775
  ---------------------------                   ------------------------
 (State or other jurisdiction                        (I.R.S. Employer
 incorporation or organization                     Identification Number)


       Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania  15205
------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (412) 787-4100
-----------------------------------------------------------------------------
              Registrants telephone number, including area code)

                                Not Applicable.
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

                        PART 1 - FINANCIAL INFORMATION


Item 1.  Financial Statements.


       The following financial statements are presented herein:


       Condensed Consolidated Balance Sheets as of May 1, 1999 and
        January 30, 1999


       Condensed Consolidated Statements of Income for the three months ended May 1, 1999 and May 2, 1998


       Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 1999 and May 2, 1998



       Notes to Condensed Consolidated Financial Statements

                         Iron Age Holdings Corporation
                     Condensed Consolidated Balance Sheets





                                                     May 1               January 30
                                                     1999                   1999
                                                  (unaudited)               (Note)
                                                         (Dollars in Thousands)
Assets
Current assets:
  Cash and cash equivalents                         $    130                 $    517
  Accounts receivable, net                            17,531                   16,965
  Inventories (Note 2)                                36,076                   36,681
  Prepaid expenses                                     3,531                    4,469
  Deferred income taxes                                  866                      861
                                                    --------                 --------
Total current assets                                  58,134                   59,493

Notes receivable and other assets                        538                      431
Property and equipment, net                           10,860                   11,008
Intangible assets, net                               108,062                  109,100
                                                    --------                 --------
Total assets                                        $177,594                 $180,032
                                                    ========                 ========

Liabilities and stockholder's equity
Current liabilities:
  Current maturities of long-term debt              $    527                 $    544
  Accounts payable                                     2,519                    3,307
  Accrued expenses                                     9,218                    8,134
                                                    --------                 --------
Total current liabilities                             12,264                   11,985

Long-term debt, less current maturities              147,755                  150,514
Accrued pension liability                                504                      516
Deferred income taxes                                  4,956                    4,956
                                                    --------                 --------
Total liabilities                                    165,479                  167,971
Commitments and contingencies                              -                        -


Stockholder's equity:
  Common stock, $.01 par value; 200,000 shares
    authorized, 99,625 issued and outstanding              1                        1
  Additional paid-in capital                          38,086                   38,086
  Accumulated deficit                                (25,933)                 (25,840)
  Other comprehensive (loss) income                      (39)                    (186)
                                                    --------                 --------
Total stockholder's equity                            12,115                   12,061
                                                    --------                 --------
Total liabilities and stockholder's equity          $177,594                 $180,032
                                                    ========                 ========



See accompanying notes.

                         Iron Age Holdings Corporation
            Condensed Consolidated Statements of Income (Unaudited)



                                    Three months ended
                                     May 1       May 2
                                      1999       1998
                                      ----       ----
                                   (Dollars in Thousands)
Net sales                            $32,907       $32,167

Cost of sales                         16,419        16,046
                                     -------       -------
Gross profit                          16,488        16,121

Selling, general and administrative   10,645        12,967
Depreciation                             444           424
Amortization of intangible assets        904           846
                                     -------       -------
Operating income                       4,495         1,884

Interest expense                       4,200         2,738
                                     -------       -------
Income (loss) before income taxes        295          (854)

Provision (benefit) for income taxes     388          (128)
                                     -------       -------
(Loss) before extraordinary item         (93)         (726)

Extraordinary item, net of tax effect      -        (4,015)
                                     -------       -------
Net (loss)                           $   (93)      $(4,741)
                                     =======       =======

See accompanying notes.

                         Iron Age Holdings Corporation
          Condensed Consolidated Statements of Cash Flows (Unaudited)




                                                                      Three months        Three months
                                                                          ended              ended
                                                                          May 1              May 2
                                                                           1999              1998
                                                                       ------------       -----------
                                                                           (Dollars in Thousands)
Operating activities
Net (loss)                                                                    $   (93)     $  (4,741)
Adjustments to reconcile net (loss) to net cash provided by (used in)
 operating activities:
  Extraordinary item, net of tax                                                    -          4,015
  Depreciation and amortization                                                 1,462          1,378
  Amortization of deferred financing fees included in interest                    380             31
  Accretion of original issue discount                                            806             58
  Provision for losses on accounts receivable                                      30             47

  Deferred income taxes                                                            (5)          (134)

  Changes in operating assets and liabilities:
   Accounts receivable                                                           (596)          (618)

   Inventories                                                                    605              1

   Prepaid expenses                                                               938           (412)

   Other noncurrent assets                                                       (290)          (294)

   Accounts payable                                                              (788)           388

   Accrued expenses                                                             1,084         (2,599)
                                                                              -------      ---------
Net cash provided by (used in) operating activities                             3,533         (2,880)

Investing activities
Net cash used in business acquisitions                                              -         (4,493)
Purchases of property and equipment                                              (410)          (374)
                                                                              -------      ---------
Net cash used in investing activities                                            (410)        (4,867)

Financing activities
Borrowing under revolving credit agreement                                        750         33,800
Proceeds from senior subordinated notes                                             -        100,000
Proceeds from the senior discount notes                                             -         25,001
Principal payment on debt                                                      (4,250)      (111,063)
Payment of financing costs                                                        (75)        (5,112)
Call premium on early extinguishment of old subordinated notes                      -         (1,562)
Redemption of Holdings Series A Preferred Stock, including
   Cumulative unpaid dividends                                                      -        (17,664)
Dividends paid on common stock                                                      -        (17,745)
Principal payments on capital leases, net                                         (82)            52
                                                                              -------      ---------
Net cash provided by (used in) financing activities                            (3,657)         5,707
Effect of exchange rate changes on cash and cash equivalents                      147              9
                                                                              -------      ---------
 (Decrease) increase in cash and cash equivalents                                (387)        (2,031)
Cash and cash equivalents at beginning of period                                  517          2,069
                                                                              -------      ---------
Cash and cash equivalents at end of period                                    $   130      $      38
                                                                              =======      =========

See accompanying notes.

                         Iron Age Holdings Corporation
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  May 1, 1999


1.  Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended May 1, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ended January 29, 2000. For further information, refer to Iron Age Holdings Corporation's ("Holdings" or "the Company") consolidated financial statements and footnotes thereto for the fiscal year ended January 30, 1999.

2.  Inventory
Inventories consist of the following:


                    May 1    January 30
                     1999       1999
                     ----       ----
Raw materials      $ 2,259    $ 2,328
Work-in-process        662        815
Finished goods      33,155     33,538
                   -------    -------
                   $36,076    $36,681
                   =======    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended May 1, 1999, and Holdings' audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 30, 1999.


April 1998 Transactions

On April 24, 1998, (i) Holdings issued its 12 1/8% Senior Discount Notes due 2009 (the "Discount Notes") in an aggregate principal amount at maturity of $45.14 million, (ii) Iron Age Corporation, a wholly-owned subsidiary of Holdings ("Iron Age"), issued its 9 7/8% Senior Subordinated Notes due 2008 (the "Senior Subordinated Notes") in an aggregate principal amount of $100.0 million, and
(iii) Holdings and Iron Age entered into a new credit facility (the "New Credit Facility") that, as amended, provides for a $51.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $21.6 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay a syndicated senior bank loan facility (the "Old Credit Facility"), repay Iron Age's 12.5% Senior Subordinated Notes due 2006 (the "Old Subordinated Notes") and redeem Holdings' Series A Preferred Stock (the "Holdings Series A Preferred Stock"). The transactions described in this paragraph are collectively referred to herein as the "April 1998 Transactions."


Acquisitions

In April 1998, Holdings, through its subsidiary IA Vision Acquisition Co., acquired the stock of Safety Supplies & Service Co., Inc. and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J Mars-Knapp Shoes (the "First Quarter 1998 Acquisitions"). The combined purchase price for the First Quarter 1998 Acquisitions was approximately $4.64 million, including transaction costs of approximately $0.15 million. In addition, on July 7, 1998, Holdings acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the "Second Quarter 1998 Acquisition"). The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in Holdings' financial statements only from the date of the respective acquisitions and (ii) the purchase price has been allocated to Holdings' net assets based upon their fair market values. The First Quarter 1998 Acquisitions and the Second Quarter 1998 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures


Effective August 31, 1998, Holdings sold the Dunham product line and related trademarks to New Balance Athletic Shoe, Inc. ("New Balance") for $2.0 million and recorded a gain of $1.7 million (the "Dunham Sale"). In conjunction with the Dunham Sale, Holdings' subsidiary, Falcon Shoe Mfg. Co., agreed to a minimum two year supply agreement with New Balance and the sale of on-hand inventory.


Results of Operations

Three Months ended May 1, 1999 compared to
Three Months ended May 2, 1998


Net Sales for the three months ended May 1, 1999 ("first quarter 2000") were $32.9 million compared to $32.2 million for the comparable three month period ended May 2, 1998 ("first quarter 1999"), an increase of $0.7 million, or 2.2%. The increase was attributable to growth in the Company's primary footwear distribution business of $0.5 million, or 1.6%, and new sales of $0.7 million, or 2.2%, related to the Company's vision and safety products business lines which were acquired in the First Quarter 1998 Acquisitions . The increase in net sales was partially offset by a $0.5 million, or 1.6%, decrease in net sales from the Company's manufacturing facility, primarily related to the Dunham Sale.

Gross Profit for first quarter 2000 was $16.5 million compared to $16.1 million for first quarter 1999, an increase of $0.4 million, or 2.5%. As a percentage of net sales, gross profit for first quarter 2000 was the same as first quarter 1999.

Selling, General and Administrative Expenses for first quarter 2000 were $10.6 million compared to $13.0 million for first quarter 1999, a decrease of $2.4 million, or 18.5%. Excluding the effect of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions in first quarter 1999, selling, general and administrative expenses decreased by $0.2 million, or 1.9%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into the Company's primary footwear distribution business and redundant store closings.

Operating Income for first quarter 2000 was $4.5 million, or 13.7% of net sales, compared to $1.9 million, or 5.9% of net sales, for first quarter 1999. The increase was primarily attributable to the increase in gross profit and the decrease in selling, general and administrative expenses as discussed above.

Interest Expense for first quarter 2000 was $4.2 million compared to $2.7 million for first quarter 1999, an increase of $1.5 million, or 55.6%. The increase in interest expense was attributable to increased indebtedness of Holdings related to the April 1998 Transactions and the New Credit Facility.

Income Tax Expense for first quarter 2000 was $0.4 million compared to an income
tax benefit of $0.1 million for first quarter 1999.   Income tax expense for
first quarter 2000 and income tax benefit for first quarter 1999 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Holdings recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for first quarter 1999. Holdings needs to generate $10.0 million of state taxable income to realize this benefit.
Holdings evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow Holdings to realize this benefit.

Extraordinary Item for first quarter 1999 was an extraordinary loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in April 1998 in connection with the April 1998 Transactions.


Liquidity and Capital Resources

Holdings' primary cash needs are working capital, capital expenditures and debt service. Holdings anticipates that it may use cash in the future to finance acquisitions. Holdings has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings' and Iron Age's credit facilities.

Net cash provided by operating activities was $3.5 million for first quarter 2000, an increase of $6.4 million as compared to net cash used in operating activities of $2.9 million for first quarter 1999. The increase in cash from operating activities is primarily the result of the increase in accrued interest of $2.5 million in connection with the April 1998 Transactions and a decrease $0.6 million in inventory levels.


Excluding cash paid for acquisitions, Holdings' investing activities consisted of capital expenditures of $0.4 million for both first quarter 2000 and first
quarter 1999.   Capital expenditures for first quarter 2000 included capital expenditures related to improvements in retail stores, shoemobiles and equipment. Capital expenditures for first quarter 1999 included $0.2 million in remaining costs related to the addition to Holdings' central distribution center building. The remaining $0.2 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the primary footwear distribution business and installing POS (Point-of Sale) systems in stores and trucks acquired in connection with the First Quarter 1998 Acquisitions.

Holdings' total working capital as of May 1, 1999 was $45.9 million. At January 30, 1999, working capital was $47.5 million. The primary reason for the decrease to working capital was accrued interest incurred in connection with the April 1998 Transactions.

Holdings used approximately $3.7 million from financing activities for first quarter 2000 due primarily to repayments of the New Credit Facility. Excluding cash paid for regional distributor acquisitions, Holdings generated cash of $1.2 million for first quarter 1999 due primarily to borrowings under the New Credit Facility.

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

Cash flow from operations for first quarter 2000 was sufficient to cover debt service requirements under the New Credit Facility. Holdings' ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet Holdings' anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Holdings' business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

Holdings' debt consists of the Discount Notes, the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $21.6 million multiple draw acquisition term loan facility (the "New Acquisition Credit Facility") and $30.0 million in revolving credit loans, letters of credit and swing line loans (the "New Revolving Credit Facility"). Holdings' other debt of $0.9 million consists of capital leases and other notes. As of May 1, 1999, approximately $11.7 million of the New Acquisition Credit Facility and approximately $7.5 million of the New Revolving Credit Facility were outstanding. Holdings has additional borrowing availability of $9.9 million under the New Acquisition Credit Facility and approximately $22.5 million under the New Revolving Credit Facility. The New Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The New Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.


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

Holdings has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, Holdings upgraded the applications software covering the main integrated system. As of May 1, 1999, Holdings had expended $37,000 and has a total expected cost of $65,000 to renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

Holdings' inventory and assessment of its non-IT systems (including telephone, heating/air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. Holdings is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant, separately identifiable costs through May 1, 1999 and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by mid-1999.

The costs of systems implementation and Year 2000 modifications are based upon management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of May 1, 1999, the cost of bringing Holdings' IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on Holdings' financial condition or results of operations.

In addition to reviewing its internal systems, Holdings has polled its major footwear and other vendors, to determine whether they are Year 2000 compliant or to identify any potential issues. As a result of the correspondence, management has no reason to believe that Holdings' major footwear and other vendors will not be Year 2000 compliant. If Holdings' customers and vendors do not achieve Year 2000 compliance before the end of 1999, Holdings may experience a variety of problems which may have a material adverse effect on Holdings. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to Holdings and may fail to bill Holdings properly and promptly. Consequently, Holdings may experience delays in sourcing product to send to its customers. Holdings plans to address potential problems with its vendors by identifying and arranging for alternate sources of supply. Due to the nature of its product, Holdings does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.



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



Forward Looking Statements


  When used in this quarterly report, the words "believes", "anticipates", "expects" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Holdings wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect Holdings' actual results and could cause Holdings' actual results to differ materially from those expressed in any forward statements made by Holdings: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of Holdings' relationships with its major suppliers, including Holdings' largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


  There have been no material changes in Holdings' exposure to market risk since January 30, 1999.




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

10.9* Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10* Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11* General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*   Amended and Restated Management Agreement dated as of February 26,
         1997.
10.13*   Stockholders Agreement dated as of February 26, 1997.
10.14*   Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15* American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16* Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*   Stock Option Plan dated February 26, 1997.
10.18*   Securities Purchase Agreement dated February 26, 1997.
10.19*   Stock Purchase Agreement dated as of December 26, 1996.
10.20* Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21* Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22* Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23* Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9. 1998.
10.24*   Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25* Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26* Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27*   Jensen Employment Agreement dated February 26, 1997.
10.28*   Mills Employment Agreement dated November 20, 1995.
10.29*   McDonough Employment Agreement dated November 20, 1995.
10.30*   Johanson Employment Agreement date August 1, 1994.
10.31*   Johanson Non-Competition Agreement dated August 1, 1994.
10.32**  Taaffe Severance Agreement dated January 13, 1999.
10.33**  Taaffe Agreement and General Release dated January 13, 1999.
10.34** Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35** Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36** Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.
27.1      Financial Data Schedules.
______________


* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

** Incorporated by reference to the similarly numbered exhibit in the Company's Annual Report on Form 10-K, filed April 30, 1999.

(b)  Reports on Form 8-K.


  No reports on Form 8-K were filed during the first quarter ended May 1, 1999.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    IRON AGE HOLDINGS CORPORATION



                                    By:  /s/Keith A. McDonough
                                         ---------------------
                                       Name:  Keith A. McDonough
                                       Title:    Vice President-Finance
                                                 Chief Financial Officer
Dated: June 15, 1999                             (Principal financial and
                                                 accounting officer)