Form 10-K405/A
period 1999-01-30
IRON AGE HOLDINGS CORP
filed 1999-11-30
CIK 864292

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

(Mark One)

[ x ]    Annual report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the fiscal year ended:   January 30, 1999   OR
                                                        ---------------------

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934 for the transition period from:        to
                                                             --------  --------

Commission file number:  333-57009
                         ---------

                          IRON AGE HOLDINGS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                          04-3349775
-------------------------------                  -------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

         ROBINSON PLAZA THREE, SUITE 400, PITTSBURGH, PENNSYLVANIA 15205
--------------------------------------------------------------------------------

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
Yes  X    No
   -----    -----
Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court. Yes     No     Not Applicable.
                                      -----  -----

(Applicable only to corporate registrants:) As of April 26, 1999, Iron Age Holdings Corporation had 99,624.89 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this
Form 10-K or any amendment to this Form 10-K.   [ X ]

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


ACQUISITIONS AND CAPITAL RESTRUCTURING


        The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and Iron Age entered into the Old Credit Facility, (ii) Iron Age issued the Old Subordinated Notes in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of the Holdings Series A Preferred Stock for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to Holdings' assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is approximately $36 per share and represents the difference between the fair market value of Holdings' Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share.

       Holdings, through Iron Age, acquired Knapp Shoes, Inc. ("Knapp") on March 14, 1997 (the "Knapp Acquisition"). As part of the Knapp Acquisition, the Fenway Fund and certain other stockholders of Holdings contributed an additional $4.0 million of common equity. The Knapp Acquisition was accounted for under the purchase method for business combinations and, accordingly, the results of operations for Knapp are included in Holdings' financial statements only from the date of the Knapp Acquisition.

       On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act,
(ii) Iron Age issued the Senior Subordinated Notes, its 9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and Iron Age entered into the New Credit Facility, which, as amended, provides for a $52.0 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $22.0 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management, to pay a dividend to Holdings' stockholders and to redeem the Holdings Series A Preferred Stock.

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

DIVESTITURES

         Effective August 31, 1998, Holdings sold the Dunham trademark and related trademarks with no carrying value to New Balance for $2.0 million and recorded a gain of $1.7 million, net of certain transaction costs (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, Falcon agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance.

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


                                                     SUCCESSOR                             PREDECESSOR
                                        --------------------------------------------------------------------------
                                                             FEB. 27, 1997      JAN. 26, 1997
                                                                THROUGH            THROUGH
                                          FISCAL 1999      January 31, 1998     FEB. 26, 1997        FISCAL 1997
                                        ---------------    ----------------    ---------------     ---------------
INCOME STATEMENT DATA:
Net sales                                   $124,294            $107,769           $ 10,937            $99,360
Gross profit                                  61,066              54,465              5,327             46,923
Selling, general and                          46,854              36,541              5,120             31,267
administrative
Depreciation and amortization                  5,193               4,426                238              2,751
                                                                                                         5,193
Operating income (loss)                        9,019              13,498                (31)            12,905
Gain on divestiture                            1,678                  --                 --                 --
Interest expense                              14,844               9,855              1,116              6,515
Provision (benefit) for income                  (874)              1,686               (452)             2,800
taxes
Extraordinary  item,  net  of tax             (4,015)                 --                 --                 --
effect

OTHER DATA:
Gross profit margin                             49.1%               50.5%              48.7 %             47.2%
Operating income margin                          7.2%               12.5%              (0.3)%             13.0%

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES. For comparability with fiscal 1999, net sales for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition. Holdings' net sales for fiscal 1999 were $124.3 million compared to $118.7 million for fiscal 1998, an increase of $5.6 million, or 4.7%. Excluding the impact of the additional week in fiscal 1998, sales increased $7.8 million, or 6.7%. The increase in fiscal 1999 was primarily attributable to growth in the Company's primary business of $6.0 million, or 5.6%. Sales of prescription safety eyewear and safety and medical products were $2.1 million in fiscal 1999. Growth in net sales was partially offset by a $2.5 million decrease in wholesale sales, including a $0.9 million decrease in Dunham wholesale sales. Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale, compared to Dunham wholesale sales of $4.0 million in fiscal 1998.

     GROSS PROFIT. For comparability with fiscal 1999, gross profit for the predecessor and successor periods in fiscal 1998 has been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition. Holdings' gross profit for fiscal 1999 was $61.1 million compared to $59.8 million for fiscal 1998, an increase of $1.3 million, or 2.2%. Total gross profit percentage decreased 1.3% to 49.1% in fiscal 1999 compared to fiscal 1998. Gross profit percentage increased in the Company's primary business by 0.3% in fiscal 1999. The overall decrease in the gross profit percentage was primarily related to integrating the operations of the prescription safety eyewear and safety and medical products business and an increase in lower gross profit margin private label Dunham sales resulting from the Dunham Sale. Gross profit on Dunham product sales decreased $0.5 million in fiscal 1999 compared to fiscal 1998. The decrease primarily related to decreased Dunham wholesale sales as discussed above and lower gross profit margin on sales in conjunction with the Dunham Sale.

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

     OPERATING INCOME. Operating income was $13.5 million and $12.9 million in the period February 27, 1997 through January 31, 1998 and fiscal 1997, respectively. Operating income in the period February 27, 1997 through January 31, 1998 reflects the direct result of Holdings' gains on both sales and margins. Operating income as a percentage of net sales was 12.5% in the period February 27, 1997 through January 31, 1998 and 13.0% in fiscal 1997. Operating loss and operating loss as a percentage of net sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income as a percentage of net sales in the period February 27, 1997 through January 31, 1998 included additional amortization due to the increase in the basis of goodwill, customer lists and other intangible assets capitalized as a component of the purchase accounting related to the Fenway Acquisition and the Knapp Acquisition.


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

     The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture")) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a "Subsidiary Guaranty") will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of Iron Age's Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.


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

     Holdings has completed the inventory, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, Holdings upgraded applications software covering the main integrated system. As of January 30, 1999, Holdings had expended $26,000 and has a total expected cost of $50,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                          Iron Age Holdings Corporation

                        Consolidated Financial Statements

                Years ended January 30, 1999 and January 31, 1998




                                    CONTENTS
Report of Independent Auditors...............................................12

Audited Consolidated Financial Statements

Consolidated Balance Sheets..................................................13
Consolidated Statements of Income............................................14
Consolidated Statements of Stockholders' Equity..............................15
Consolidated Statements of Cash Flows........................................16
Notes to Consolidated Financial Statements...................................18

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Iron Age Holdings Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Holdings Corporation and subsidiaries ("Holdings") as of January 30, 1999 and January 31, 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended January 30, 1999, the period February 27, 1997 through January 31, 1998, the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of Holdings' management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Holdings Corporation and subsidiaries at January 30, 1999 and January 31, 1998, and the consolidated results of their operations and their cash flows for the year ended January 30, 1999, the period February 27, 1997 through January 31, 1998, the period January 26, 1997 through February 26, 1997 and the year ended January 25, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Ernst & Young LLP

Pittsburgh, Pennsylvania
March 15, 1999

                          Iron Age Holdings Corporation

                           Consolidated Balance Sheets


                                                                                           SUCCESSOR
                                                                                -------------------------------
                                                                                  JANUARY 31         JANUARY 30
                                                                                     1999               1998
                                                                                -------------------------------
                                                                                          (In Thousands)
ASSETS
Current assets:
 Cash and cash equivalents                                                        $     517           $   2,069
 Accounts receivable, net                                                            16,965              15,996
 Inventories                                                                         36,681              36,841
 Prepaid expenses                                                                     4,469               1,640
 Deferred income taxes                                                                  861                 640
                                                                                -------------------------------
Total current assets                                                                 59,493              57,186
Other noncurrent assets                                                                 431                 290
Property and equipment, net                                                          11,008              10,479
Intangible assets, net                                                              109,100             106,846
                                                                                -------------------------------
Total assets                                                                      $ 180,032           $ 174,801
                                                                                ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt                                            $     544           $   3,699
  Accounts payable                                                                    3,307               3,510
  Accrued expenses                                                                    8,134               7,272
                                                                                -------------------------------
Total current liabilities                                                            11,985              14,481
Long-term debt, less current maturities                                             150,514              97,976
Other noncurrent liabilities                                                            516                 516
Deferred income taxes                                                                 4,956               6,949
                                                                                -------------------------------
Total liabilities                                                                   167,971             119,922

Commitments and contingencies                                                            --                  --

Redeemable preferred stock                                                               --              17,031
Stockholders' equity:
  Common stock, $.01 par value, 200,000 shares authorized, 99,625 issued
    and outstanding                                                                       1                   1
  Additional paid-in capital                                                         38,086              38,086
  Accumulated deficit                                                               (25,840)               (174)
  Other comprehensive income                                                           (186)                (65)
                                                                                -------------------------------
Total stockholders' equity                                                           12,061              37,848
                                                                                -------------------------------
Total liabilities and stockholders' equity                                        $ 180,032           $ 174,801
                                                                                ===============================
See accompanying notes.


                          Iron Age Holdings Corporation

                        Consolidated Statements of Income


                                                       SUCCESSOR                             PREDECESSOR
                                          ---------------------------------------------------------------------------
                                                             FEBRUARY 27 1997     JANUARY 26 1997
                                               YEAR ENDED         THROUGH             THROUGH           YEAR ENDED
                                            JANUARY 30 1999   JANUARY 31 1998     FEBRUARY 26 1997   JANUARY 25 1997
                                          ---------------------------------------------------------------------------
                                                                         (In Thousands)

 Net sales                                    $124,294           $107,769            $10,937             $99,360
 Cost of sales                                  63,228             53,304              5,610              52,437
                                          ---------------------------------------------------------------------------
 Gross profit                                   61,066             54,465              5,327              46,923


 Selling, general and administrative            46,854             36,541              5,120              31,267
 Depreciation                                    1,670              1,443                121               1,322

Amortization of intangible assets                3,523              2,983                117               1,429
                                          ---------------------------------------------------------------------------
 Operating income (loss)                         9,019             13,498                (31)             12,905

 Gain on divestiture                             1,678                 --                 --                 --
 Interest expense                               14,844              9,855              1,116               6,515
                                          ---------------------------------------------------------------------------

  (Loss)income before income taxes              (4,147)             3,643             (1,147)              6,390
  (Benefit) provision for income
    taxes                                         (874)             1,686               (452)              2,800
                                          ---------------------------------------------------------------------------


 (Loss) income before extraordinary
   item                                         (3,273)             1,957               (695)              3,590
 Extraordinary item, net of tax                 (4,015)                --                 --                  --
                                          ---------------------------------------------------------------------------
 Net (loss) income                            $ (7,288)          $  1,957            $  (695)            $ 3,590
                                          ===========================================================================
See accompanying notes.

                          Iron Age Holdings Corporation

                 Consolidated Statements of Stockholders' Equity


                                                                                 RETAINED
                                      COMMON STOCK                               EARNINGS             OTHER
                                ------------------------       PAID-IN         (ACCUMULATED       COMPREHENSIVE
                                  SHARES        AMOUNTS        CAPITAL           DEFICIT)         (LOSS) INCOME      TOTAL
                                --------------------------------------------------------------------------------------------
                                                                       (In Thousands)
PREDECESSOR
Balance at January 27, 1996      101,020           $ 1         $ 6,263          $  5,720           $(244)          $ 11,740
  Comprehensive income:
  Net income                          --            --              --             3,590              --              3,590
  Foreign currency
    translation adjustment,
    net of tax                        --            --              --                --              21                 21
                                                                                                                 -----------
  Comprehensive income                                                                                                3,611
  Stock-based Compensation            --            --           1,065                --              --              1,065
                                --------------------------------------------------------------------------------------------
Balance at January 25, 1997      101,020             1           7,328             9,310            (223)            16,416
  Comprehensive loss:
  Net loss                            --            --              --              (695)             --               (695)
  Foreign currency
    translation adjustment,
    net of tax                        --            --              --                --             (22)               (22)
                                                                                                                 -----------
  Comprehensive loss                                                                                                   (717)
  Stock-based compensation            --            --           1,054                --              --              1,054
                                --------------------------------------------------------------------------------------------
Balance at February 26, 1997     101,020           $ 1         $ 8,382          $  8,615           $(245)          $ 16,753
                                ============================================================================================
SUCCESSOR
Balance at February 27, 1997          --           $--         $    --          $     --           $  --           $     --
  Comprehensive income:
   Net income                         --            --              --             1,957              --              1,957
   Foreign currency
     translation adjustment,
     net of tax                       --            --              --                --             (65)               (65)
                                                                                                                 -----------
  Comprehensive income                                                                                                1,892
   Capital contribution           99,625             1          38,086                --              --             38,087
   Dividend accrued on
       preferred stock                --            --              --            (2,131)             --             (2,131)
                                --------------------------------------------------------------------------------------------
Balance at January 31, 1998       99,625             1          38,086              (174)            (65)            37,848
  Comprehensive loss:
  Net loss                            --            --              --            (7,288)             --             (7,288)
  Foreign currency
    translation adjustment,
    net of tax                        --            --              --                --            (121)              (121)
                                                                                                                 -----------
  Comprehensive loss                                                                                                 (7,409)
  Dividends paid on preferred
    stock                             --            --              --              (633)             --               (633)
  Dividends paid on common
    stock                             --            --              --           (17,745)             --            (17,745)
                                --------------------------------------------------------------------------------------------
Balance at January 30, 1999       99,625           $ 1         $38,086          $(25,840)          $(186)          $ 12,061
                                ============================================================================================


See accompanying notes.

                          Iron Age Holdings Corporation

                      Consolidated Statements of Cash Flows


                                                                   SUCCESSOR                         PREDECESSOR
                                                      -----------------------------------------------------------------------------
                                                                                FEBRUARY 27          JANUARY 26
                                                             YEAR ENDED         1997 THROUGH        1997 THROUGH       YEAR ENDED
                                                           JANUARY 30 1999    JANUARY 31 1998     FEBRUARY 26 1997  JANUARY 25 1997
                                                      -----------------------------------------------------------------------------
                                                                                          (In Thousands)
OPERATING ACTIVITIES
Net (loss) income                                            $  (7,288)          $   1,957           $  (695)          $   3,590
Adjustments to reconcile net (loss) income to net
   cash provided by (used in) operating activities:
     Extraordinary item, net of tax                              4,015                  --                --                  --
     Gain on divestiture                                        (1,678)                 --                --                  --
     Depreciation and amortization                               5,592               4,727               246               3,109
     Amortization of deferred financing fees
       included in interest                                        606                 613                16                 384
     Accretion of original issue discount                        2,400                  --                --                  --
     Provision for losses on accounts receivable                  (107)                 30                10                  45
     Deferred income taxes                                      (2,383)               (596)               --                 369
     Stock-based compensation                                       --                  --             1,054               1,065
     Changes in operating assets and liabilities:
       Accounts receivable                                          85                 372              (954)               (690)
       Inventories                                                 502              (6,976)              797               1,554
       Prepaid expenses                                             99                 232                65                (143)
       Other noncurrent assets                                     (15)                (14)               20                (182)
       Accounts payable                                           (981)             (1,375)             (573)                (35)
       Accrued expenses                                            593               1,450              (882)               (249)
                                                      -----------------------------------------------------------------------------
Net cash provided by (used in) operating activities              1,440              (1,912)            1,436               8,817

INVESTING ACTIVITIES
Net cash used in business acquisitions                          (5,241)           (141,717)               --                  --
Proceeds from divestiture                                        2,544                  --                --                  --
Purchases of property and equipment                             (2,338)             (2,365)             (117)             (2,222)
                                                      -----------------------------------------------------------------------------
Net cash used in investing activities                           (5,035)           (144,082)             (117)             (2,222)

FINANCING ACTIVITIES
Borrowing under revolving credit agreement                      49,150              44,450            (1,909)             93,617
Proceeds from senior term notes                                     --              65,000                --                  --
Proceeds from senior subordinated notes                        100,000              14,550                --                  --
Proceeds from senior discount notes                             25,001                  --                --                  --
Capital contribution                                                --              40,000                --                  --
Issuance of Preferred Stock                                         --              14,900                --                  --
Issuance of stock purchase warrants                                 --                 100                --                  --
Principal payments on debt                                    (127,683)            (23,531)             (357)           (100,352)
Payment of financing costs                                      (6,897)             (7,468)               --                  --
Call premium on early extinguishment of old                     (1,562)                 --                --                  --
   subordinated notes
Redemption of Holdings Series A Preferred Stock,
   including cumulative unpaid dividends                       (17,664)                 --                --                  --
Dividends paid on common stock                                 (17,745)                 --                --                  --
Principal payments on capital leases                              (333)               (328)              (33)               (305)
                                                      -----------------------------------------------------------------------------
Net cash provided by (used in) financing activities              2,267             147,673            (2,299)             (7,040)
Effect of exchange rate changes on cash and cash
   equivalents                                                    (224)               (110)              (37)                 40
                                                      -----------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                (1,552)              1,569            (1,017)               (405)
Cash and cash equivalents at beginning of year                   2,069                 500             1,517               1,922
                                                      -----------------------------------------------------------------------------
Cash and cash equivalents at end of year                     $     517            $  2,069            $  500            $  1,517
                                                      =============================================================================


                                                                       SUCCESSOR                            PREDECESSOR
                                                      -----------------------------------------------------------------------------
                                                                                FEBRUARY 27         JANUARY 26
                                                            YEAR ENDED         1997 THROUGH        1997 THROUGH        YEAR ENDED
                                                          JANUARY 30 1999     JANUARY 31 1998    FEBRUARY 26 1997   JANUARY 25 1997
                                                      -----------------------------------------------------------------------------
                                                                                       (In Thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for:
   Interest                                                   $ 10,377           $   7,837           $   552             $ 5,385
   Income taxes                                               $  1,254           $   1,138           $     7             $ 2,568

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Capital lease agreements for equipment                        $    373           $     206           $    --             $   340
                                                      =============================================================================
Assets acquired and liabilities assumed in connection
  with acquisitions:
      Fair value of assets acquired                           $  6,626           $ 171,328           $    --             $    --
      Liabilities assumed                                       (1,236)            (21,946)               --                  --
                                                      -----------------------------------------------------------------------------
      Cash paid                                                  5,390             149,382                --                  --
      Less fees and expenses                                      (149)             (7,468)               --                  --
      Less cash acquired                                            --                (197)               --                  --
                                                      -----------------------------------------------------------------------------
     Net cash used in business acquisitions                   $  5,241           $ 141,717           $    --             $    --
                                                      =============================================================================


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

Effective April 24, 1998, Holdings refinanced its old credit facility (the "Old Credit Facility") and its old subordinated notes (the "Old Subordinated Notes") with a new credit facility (the "New Credit Facility"), 9-7/8% senior subordinated notes due 2008 (the "Senior Subordinated Notes"), and 12-1/8% senior discount notes due 2009 (the "Discount Notes") (collectively, the "Transactions") (see Note 7).

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

INTERNAL USE SOFTWARE COSTS

Effective February 1, 1998, Holdings adopted Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Holdings capitalized approximately $233,000 related to internal use software costs for the fiscal year ended January 30, 1999. Internal use software costs are being amortized by the straight-line method over 3 years.

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

FINANCIAL INSTRUMENTS

Holdings periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. Holdings has effectively converted its New Credit Facility to a fixed rate basis and $25 million of its Senior Subordinated Notes to a floating rate basis. The interest rate swap agreement related to the New Credit Facility has a notional amount of $25 million and involves the payment of amounts at a fixed rate of 6.225% in exchange for floating rate interest payments computed at the LIBOR rate through March 14, 2000. The interest rate swap agreement related to the Senior Subordinated Notes has a notional amount of $25 million and involves the payment of floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875% through May 1, 2003. Interest payment amounts are exchanged over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreements, the fair values of the interest rate swap agreements are not recognized in the financial statements. The fair value of the interest rate swap agreements are $225,000 and $(702,000) at January 30, 1999 and January 31, 1998, respectively. Approximately 33% or $50 million of Holdings' outstanding long-term debt was subject to interest rate swap agreements at January 30, 1999.

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

DIVESTITURE

On September 9, 1998, Holdings announced the sale of the Dunham trademark and related trademarks with no carrying value to New Balance Athletic Shoes, Inc. and New Balance Trading Company, Ltd. ("New Balance"), effective August 31, 1998, for $2,000,000 and recorded a gain of $1,678,000, net of certain transaction costs (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the sale, Holdings' Falcon manufacturing subsidiary agreed to manufacture products which New Balance will continue to sell under the Dunham brand name pursuant to a two-year supply agreement with New Balance. The supply agreement does not contain a minimum purchase quantity and prices under the supply agreement are based upon the volume purchased annually by New Balance.

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

4. INVENTORIES

The major components of inventories are as follows:
                                                                                     SUCCESSOR
                                                                   ---------------------------------------
                                                                            JANUARY 30          JANUARY 31
                                                                               1999                1998
                                                                   ----------------------------------------
                                                                                   (In Thousands)
  Finished products                                                          $33,814            $33,527
  Raw materials                                                                3,143              3,470
                                                                   ----------------------------------------
                                                                              36,957             36,997
  Less excess of current cost over LIFO inventory value                          276                156
                                                                   ----------------------------------------
                                                                             $36,681            $36,841
                                                                   ========================================

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:
                                                                                     SUCCESSOR
                                                                   ---------------------------------------
                                                                            JANUARY 30          JANUARY 31
                                                                               1999                1998
                                                                   ----------------------------------------
                                                                                   (In Thousands)
  Land and buildings                                                         $ 3,217            $ 3,158
  Vehicles                                                                     3,727              3,047
  Furniture and fixtures                                                       1,234                917
  Machinery and equipment                                                      5,471              4,133


  Leasehold improvements                                                       1,060                857
                                                                   ----------------------------------------
                                                                              14,709             12,112
  Less accumulated depreciation and amortization                               3,701              1,633
                                                                   ----------------------------------------
  Net property and equipment                                                 $11,008            $10,479
                                                                   ========================================

6. INTANGIBLE ASSETS

Intangible assets consist of the following:
                                                                                     SUCCESSOR
                                                                   ---------------------------------------
                                                                            JANUARY 30         JANUARY 31
                                                                               1999               1998
                                                                   ----------------------------------------
                                                                                   (In Thousands)
  Goodwill                                                                 $  91,823          $  88,592
  Customer lists                                                              17,188             16,150
  Deferred financing costs                                                     6,897              5,518
  Other                                                                          236                262
                                                                   ----------------------------------------
                                                                             116,144            110,522
  Less accumulated amortization                                                7,044              3,676
                                                                   ----------------------------------------
                                                                            $109,100           $106,846
                                                                   ========================================


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

7. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                     SUCCESSOR
                                                                   ---------------------------------------
                                                                            JANUARY 30         JANUARY 31
                                                                               1999               1998
                                                                   ----------------------------------------
                                                                                   (In Thousands)

  9-7/8% Senior Subordinated Notes due 2008                                 $100,000           $      -
  12-1/8% Senior Discount Notes due 2009                                      45,140                  -
  New Credit Facility                                                         22,700                  -
  Old Credit Facility (retired):
    Working capital advance                                                        -             23,000
    Term A Note                                                                    -             18,500
    Term B Note                                                                    -             19,850
    Term C Note                                                                    -             24,813
  Old Subordinated Notes (retired)                                                 -             15,000
  Other Notes                                                                    178                208
  Capitalized lease obligations                                                  796                754
                                                                   ----------------------------------------
                                                                             168,814            102,125
  Less:
    Current maturities                                                           544              3,699
    Unamortized discount                                                      17,756                450
                                                                   ----------------------------------------
                                                                            $150,514           $ 97,976
                                                                   ========================================

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture")) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a "Subsidiary Guaranty") will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of Iron Age's Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

FUTURE MATURITIES OF LONG-TERM DEBT

Five-year maturities of long-term debt are as follows (in thousands):

      2000            $    544
      2001                 226
      2002               2,760
      2003               3,574
      2004               4,400
      Thereafter       139,554
                      ========
                      $151,058
                      ========

8. FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by Holdings in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents--The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt and interest rate swap agreements--The carrying amounts of Holdings' borrowings under its new credit facility and old credit facility approximate their fair values because the new credit facility and the old credit facility are variable rate debt instruments. The fair values of Holdings' senior subordinated notes and senior discount notes are estimated based upon quoted market prices. The fair values of Holdings' old subordinated notes, capital lease obligations, other notes and interest rate swap agreements are estimated using discounted cash flow analysis, based on Holdings' current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of Holdings' financial instruments at January 30, 1999 and January 31, 1998 are as follows:

                                                                           SUCCESSOR
                                             ------------------------------------------------------------------------
                                                      JANUARY 30, 1999                    JANUARY 31, 1998
                                             ------------------------------------------------------------------------
                                                  CARRYING           FAIR            CARRYING            FAIR
                                                   AMOUNT            VALUE            AMOUNT            VALUE
                                             ------------------------------------------------------------------------
                                                                         (In Thousands)

Cash and cash equivalents                         $    517          $   517          $ 2,069          $  2,069
9-78% Senior Subordinated Notes due 2008           100,000           75,000               --                --
New Credit Facility                                 22,700           22,700               --                --
12-1/8% Senior Discount Notes due 2009              27,384           15,799               --                --
Working capital advance (retired)                       --               --           23,000            23,000
Term notes (retired)                                    --               --           63,163            63,163
Old Subordinated Notes (retired)                        --               --           14,550            14,550
Other notes                                            178              178              208               208
Interest rate swap agreements                           --              225               --              (702)
Capital lease obligations                              796              802              754               761

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

10. INCOME TAXES

Income tax expense consisted of the following:

                                                        SUCCESSOR                             PREDECESSOR
                                                               FEBRUARY 27 1997    JANUARY 26 1997
                                          YEAR ENDED JANUARY       THROUGH             THROUGH           YEAR ENDED
                                               30 1999         JANUARY 31 1998     FEBRUARY 26 1997    JANUARY 25 1997
                                       --------------------------------------------------------------------------------
                                                                        (In Thousands)

  Income taxes:
    Current:
      Federal                                  $   533              $2,306               $(450)             $1,782
      State                                        145                 (24)                 (2)                649
                                       --------------------------------------------------------------------------------
                                                   678               2,282                (452)              2,431
    Deferred:
      Federal                                   (1,098)               (458)                 --                 321
      State                                       (454)               (138)                 --                  48
                                       --------------------------------------------------------------------------------
                                                (1,552)               (596)                 --                 369
                                       --------------------------------------------------------------------------------
                                               $  (874)             $1,686               $(452)             $2,800
                                       ================================================================================

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

                                                        SUCCESSOR                             PREDECESSOR
                                                                FEBRUARY 27 1997    JANUARY 26 1997
                                               YEAR ENDED            THROUGH             THROUGH          YEAR ENDED
                                             JANUARY 30 1999     JANUARY 31 1998     FEBRUARY 26 1997   JANUARY 25 1997
                                       --------------------------------------------------------------------------------
                                                                          (In Thousands)


    Amount computed at statutory rate          $(1,410)             $1,239               $(390)             $2,173

  State and local taxes less
    applicable federal income tax                 (203)               (107)                 (1)                460

  Goodwill and other amortization                  682                 657                  26                 232
  Other                                             57                (103)                (87)                (65)
                                       ================================================================================
                                               $  (874)             $1,686               $(452)             $2,800
                                       ================================================================================


The components of the net deferred tax asset and liability are as follows:

                                                    SUCCESSOR
                                        ----------------------------------
                                            JANUARY 30     JANUARY 31
                                              1999            1998
                                        ----------------------------------
                                                 (In Thousands)
Deferred tax liabilities:
  Inventory                                  $2,244          $2,244
  Property and equipment                      1,147           1,088
  Customer lists                              5,584           5,783
  Other                                         257             349
                                        ----------------------------------
Total deferred tax liabilities                9,232           9,464
Deferred tax assets:
  Interest expense                            2,788           2,016
  State net operating loss carryforwards      1,100              --
  Inventory                                     556             568
  Accrued expenses                              553             526
  Other                                         140              45
                                        ----------------------------------
Total deferred tax assets                     5,137           3,155
                                        ----------------------------------
Net deferred tax liabilities                 $4,095          $6,309
                                        ==================================

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

LEASE COMMITMENTS

Holdings leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

                                                               CAPITAL   OPERATING LEASES
                                                               LEASES
                                                          -------------------------------

2000                                                          $  451        $ 3,427
2001                                                             291          2,663
2002                                                             226          1,784
2003                                                              92          1,062
2004                                                              34            707
Thereafter                                                        --            811
                                                          -------------------------------

Total minimum lease payments                                   1,094        $10,454
                                                                          ===============
Less amounts representing interest                               298
                                                          ----------------
Present value of future minimum lease payments                   796
Less current maturities of capital lease obligations             366
                                                          ----------------
Capital lease obligations                                     $  430
                                                          ================

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

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of Iron Age with an exercise price of approximately $364 per share. Approximately 65% of the options ("Series B Basic") become exercisable , subject to the achievement of certain target earnings by Holdings and continued employment of the optionholder, at the rate of 20% per year commencing with Holdings' fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings' net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set in the Option Plan or by the Board of Directors for such fiscal year. The remaining 35% of Series B Options ("Series B Extra") vest upon a change of control of Holdings and the attainment of certain internal rate of return objectives by Holdings' stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, as defined in the Option Plan, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings' common stock at the time such options vest and the exercise prices of $186 or $364, respectively. No additional Series B Options vested during the year ended January 30, 1999.

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


                                          FEBRUARY 27 1997
                            YEAR ENDED        THROUGH
                         JANUARY 30 1999  JANUARY 31 1998
                         ---------------------------------
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
               Expected life                        3 years
               Volatility                    Not applicable

A summary of the status of the shares under Holdings' stock option plan is as follows:


                                                          FEBRUARY 27 1997
                                            YEAR ENDED      THROUGH
                                         JANUARY 30 1999  JANUARY 31 1998
                                       -----------------------------------
Outstanding, beginning of year               20,095                --
Granted                                         100            20,095
  Forfeited                                    (100)               --
                                       -----------------------------------
Outstanding, end of year                     20,095            20,095
                                       ===================================
Options exercisable at end of year           12,610            12,630
                                       ===================================

Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

                                                             YEAR ENDED                            FEBRUARY 27, 1997 THROUGH
                                                          JANUARY 30, 1999                              JANUARY 31, 1998
                                          ------------------------------------------------------------------------------------------
                                                               SERIES B       SERIES B                       SERIES B      SERIES B
                                                SERIES A        BASIC           EXTRA         SERIES A         BASIC         EXTRA
                                          ------------------------------------------------------------------------------------------

Weighted average fair value of options
  at grant date                                      5             51             26               5             51             26
Weighted average exercise price of all
  outstanding options                               36            228            186              36            364            364
Weighted average exercise price of
  options exercisable                               36            364             --              36            364             --
Weighted average exercise price of
  expired and forfeited options                     --            186             --              --             --             --
Weighted average remaining contractual
  life of options outstanding                      8.1            8.1            8.1             9.1            9.1            9.1
Options outstanding at end of year              11,528          5,508          3,059          11,528          5,508          3,059
Options exercisable at end of year              11,528          1,082             --          11,528          1,102             --

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

                                                   JANUARY 26, 1997 THROUGH                YEAR ENDED
                                                       FEBRUARY 26, 1997                JANUARY 25, 1997
                                         ----------------------------------------------------------------
                                                         WEIGHTED AVERAGE              WEIGHTED AVERAGE
                                            OPTION        EXERCISE PRICE    OPTIONS     EXERCISE PRICE
                                         ----------------------------------------------------------------

Outstanding, beginning of year              12,212          $    62          11,595          $62
Granted                                         --                              617           62
Exercised                                   12,212               62              --
                                         ------------                     ------------
Outstanding, end of year                        --                           12,212
                                         ============                     ============
Exercisable, end of year                        --                            9,536
                                         ============                     ============
Weighted average fair value of
  options granted during the year                                           $   611


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


                                                                    JANUARY 26 1997
                                                                        THROUGH           YEAR ENDED
                                                                    FEBRUARY 26 1997    JANUARY 25 1997
                                                                ----------------------------------------
                                                                               (In Thousands)

Net (loss) income before stock options and warrants                      $  (695)          $ 3,590

Recorded APB No. 25 compensation expense                                  (1,054)           (1,065)
Pro forma compensation expense from stock options and warrants:
    Fiscal year ended January 27, 1996 grant                                 108               108
    Fiscal year ended January 25, 1997 grant                                  --               355
                                                                ----------------------------------------
Pro forma net income                                                     $   251           $ 4,192
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

                                        SUMMARY COMPENSATION TABLE

                                                                                   LONG TERM       ALL OTHER
                                                          ANNUAL COMPENSATION    COMPENSATION($) COMPENSATION($)
                                                        ----------------------------------------------------------
                                                                                   NUMBER OF
                                                                                  SECURITIES
                                                                                  UNDERLYING
NAME AND POSITION                             YEAR (1)   SALARY ($)   BONUS($)    OPTIONS(2)
-----------------                             --------  ---------- ------------- -----------
Donald R. Jensen (3) .................          1998     404,740      554,900(5)   9,351.60        9,956(7)
Chairman                                        1999     397,961    1,488,774(6)         --       23,307(8)


William J. Mills (4) .................          1998     167,857      237,200(9)   3,189.75        9,956(7)
President                                       1999     172,780     431,394(10)         --      11,085(11)


Keith A. McDonough ...................          1998     118,269      224,760(9)   3,129.75       7,464(13)
Vice President-Finance and                      1999     122,777     416,495(12)         --      10,437(14)
Chief Financial Officer

William J. Taaffe (15) ...............          1998      99,176      206,100(9)   1,617.89       6,301(17)
Corporate Vice President                        1999     101,842     160,116(16)         --      10,609(18)


Theodore C. Johanson .................          1998     193,123      20,000(19)     200.00       5,075(21)
President and Chief Executive Officer,          1999     191,361      39,079(20)         --       4,485(22)
Falcon

-------------
(1) 1999: Fiscal year ended January 30, 1999. 1998: Fiscal year ended January 31, 1998.
(2)  Options to acquire common stock of Holdings.
(3) In addition to serving as Chairman of Holdings, Mr. Jensen also served as Holdings' Chief Executive Officer and President until February 1, 1999.
(4) Prior to February 1, 1999, Mr. Mills served as Executive Vice President of Holdings.
(5) Includes $275,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(6) Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.
(7) Includes Iron Age allocations of $9,309 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $647 paid by Iron Age during the plan year ended December 31, 1997.
(8) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $3,510 paid by Iron Age during the plan year ended December 31, 1998.
(9) Includes $175,000 bonus paid by Iron Age in connection with the Fenway Acquisition.
(10) Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.
(11) Includes Iron Age allocations of $6,020 under defined contribution plan for the plan year ended December 31, 1998 and group term life insurance premiums of $330 paid by Iron Age during the plan year ended December 31, 1998.
(12) Includes $365,685 bonus paid by Iron Age in connection with the April 1998 Transactions.
(13) Includes Iron Age allocations of $6,948 under defined contribution plan for the plan year ended December 31, 1997 and group term life insurance premiums of $516 paid by Iron Age during the plan year ended December 31, 1997.

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


                    AGGREGATED FISCAL YEAR-END OPTION VALUES

                                NUMBER OF SECURITIES
                               UNDERLYING UNEXERCISED   VALUE OF UNEXERCISED
                                     OPTIONS AT         IN-THE-MONEY OPTIONS
                                FISCAL YEAR END(#)(1)      AT FISCAL YEAR
                                ---------------------         END($)(2)
                                                              ---------
                                     EXERCISABLE/            EXERCISABLE/
NAME                                UNEXERCISABLE           UNEXERCISABLE
----                                -------------           -------------
Donald R. Jensen
     Series A ............          6,404.83/0               1,188,224/0
     Series B--Basic B....          339.60/1,358.40          0/0
     Series B--Extra B....          0/1,248.77               0/0
William J. Mills
     Series A ............          1,929.75/0               358,007/0
     Series B--Basic B....          132/528                  0/0
     Series B--Extra B....          0/600                    0/0
Keith A. McDonough
     Series A ............          1,929.75/0               358,007/0
     Series B--Basic B....          120/480                  0/0
     Series B--Extra B....          0/600                    0/0
William J. Taaffe
     Series A ............          617.89/0                 114,631/0
     Series B--Basic B....          100/400                  0/0
     Series B--Extra B....          0/500                    0/0
Theodore C. Johanson
     Series B--Basic B....          40/160                   0/0

------------

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

                                    Iron Age Holdings Corporation
Dated:  April 26, 1999              By:/S/ KEITH A. MCDONOUGH
                                           Vice President Finance,
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                    TITLE                            DATE
/S/ DONALD R. JENSEN          Chairman and Director               April 26, 1999
    Donald R. Jensen

/S/ WILLIAM J. MILLS          President and Director              April 26, 1999
    William J. Mills          (principal executive officer)

/S/ KEITH A. MCDONOUGH        Vice President Finance, Chief       April 26, 1999
    Keith A. McDonough        Financial Officer (principal
                              financial and accounting officer)

/S/ PETER LAMM                Director                            April 26, 1999
    Peter Lamm

/S/ ANDREA GEISSER            Director                            April 26, 1999
    Andrea Geisser

/S/ JOHN B. AYER              Director                            April 26, 1999
    John B. Ayer

/S/ REZA R. SATCHU            Director                            April 26, 1999
    Reza R. Satchu