Form 10-Q/A
period 1999-05-01
IRON AGE HOLDINGS CORP
filed 1999-11-30
CIK 864292

                                   FORM 10-Q/A


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended: May 1, 1999
                    -----------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        For the transition period from:________________to________________

                       Commission file number: 333-57009
                                              -------------


                          Iron Age Holdings Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                            04-3349775
          -----------------------------           ----------------------
          (State or other jurisdiction            (I.R.S. Employer
          incorporation or organization           Identification Number)


         Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205
         ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (412) 787-4100
               --------------------------------------------------
               Registrants telephone number, including area code)


                                 Not Applicable.
                   ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

             Condensed Consolidated Balance Sheets as of May 1, 1999 and
               January 30, 1999

             Condensed Consolidated Statements of Income for the three months ended May 1, 1999 and May 2, 1998

             Condensed Consolidated Statements of Cash Flows for the three months ended May 1, 1999 and May 2, 1998

             Notes to Condensed Consolidated Financial Statements

                          Iron Age Holdings Corporation
                      Condensed Consolidated Balance Sheets

                                                                        MAY 1              JANUARY 30
                                                                         1999                 1999
                                                                     (UNAUDITED)             (NOTE)
ASSETS                                                                    (Dollars in Thousands)
Current assets:
  Cash and cash equivalents                                          $     130             $     517
  Accounts receivable, net                                              17,531                16,965
  Inventories (Note 2)                                                  36,076                36,681
  Prepaid expenses                                                       3,531                 4,469
  Deferred income taxes                                                    866                   861
                                                                     ---------             ---------
Total current assets                                                    58,134                59,493

Notes receivable and other assets                                          538                   431
Property and equipment, net                                             10,860                11,008
Intangible assets, net                                                 108,062               109,100
                                                                     ---------             ---------
Total assets                                                         $ 177,594             $ 180,032
                                                                     =========             =========

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
  Current maturities of long-term debt                               $     527             $     544
  Accounts payable                                                       2,519                 3,307
  Accrued expenses                                                       9,218                 8,134
                                                                     ---------             ---------
Total current liabilities                                               12,264                11,985

Long-term debt, less current maturities                                147,755               150,514
Accrued pension liability                                                  504                   516
Deferred income taxes                                                    4,956                 4,956
                                                                     ---------             ---------
Total liabilities                                                      165,479               167,971
Commitments and contingencies                                               --                    --


Stockholder's equity:
  Common stock, $.01 par value; 200,000 shares
    authorized, 99,625 issued and outstanding                                1                     1
  Additional paid-in capital                                            38,086                38,086
  Accumulated deficit                                                  (25,933)              (25,840)
  Other comprehensive (loss) income                                        (39)                 (186)
                                                                     ---------             ---------
Total stockholder's equity                                              12,115                12,061
                                                                     ---------             ---------
Total liabilities and stockholder's equity                           $ 177,594             $ 180,032
                                                                     =========             =========


See accompanying notes.

                          Iron Age Holdings Corporation
             Condensed Consolidated Statements of Income (Unaudited)

                                                        THREE MONTHS ENDED
                                                     MAY 1                MAY 2
                                                     1999                 1998
                                                   --------             --------
                                                       (DOLLARS IN THOUSANDS)
Net sales                                          $ 32,907             $ 32,167
Cost of sales                                        16,419               16,046
                                                   --------             --------
Gross profit                                         16,488               16,121

Selling, general and administrative                  10,645               12,967
Depreciation                                            444                  424
Amortization of intangible assets                       904                  846
                                                   --------             --------
Operating income                                      4,495                1,884

Interest expense                                      4,200                2,738
                                                   --------             --------
Income (loss) before income taxes                       295                 (854)

Provision (benefit) for income taxes                    388                 (128)
                                                   --------             --------
(Loss) before extraordinary item                        (93)                (726)

Extraordinary item, net of tax effect                    --               (4,015)
                                                   --------             --------
Net (loss)                                         $    (93)            $ (4,741)
                                                   ========             ========

See accompanying notes.

                          Iron Age Holdings Corporation
           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                            THREE MONTHS      THREE MONTHS
                                                                              ENDED              ENDED
                                                                              MAY 1              MAY 2
                                                                               1999               1998
                                                                              -------          ---------
                                                                                 (DOLLARS IN THOUSANDS)
OPERATING ACTIVITIES
Net (loss)                                                                    $   (93)         $  (4,741)
Adjustments to reconcile net (loss) to net cash provided by (used in)
 operating activities:
  Extraordinary item, net of tax                                                   --              4,015
  Depreciation and amortization                                                 1,462              1,378
  Amortization of deferred financing fees included in interest                    380                 31
  Accretion of original issue discount                                            806                 58
  Provision for losses on accounts receivable                                      30                 47
  Deferred income taxes                                                            (5)              (134)
  Changes in operating assets and liabilities:
    Accounts receivable                                                          (596)              (618)
    Inventories                                                                   605                  1
    Prepaid expenses                                                              938               (412)
    Other noncurrent assets                                                      (290)              (294)
    Accounts payable                                                             (788)               388
    Accrued expenses                                                            1,084             (2,599)
                                                                              -------          ---------
Net cash provided by (used in) operating activities                             3,533             (2,880)

INVESTING ACTIVITIES
Net cash used in business acquisitions                                             --             (4,493)
Purchases of property and equipment                                              (410)              (374)
                                                                              -------          ---------
Net cash used in investing activities                                            (410)            (4,867)

FINANCING ACTIVITIES
Borrowing under revolving credit agreement                                        750             33,800
Proceeds from senior subordinated notes                                            --            100,000
Proceeds from the senior discount notes                                            --             25,001
Principal payment on debt                                                      (4,250)          (111,063)
Payment of financing costs                                                        (75)            (5,112)
Call premium on early extinguishment of old subordinated notes                     --             (1,562)
Redemption of Holdings Series A Preferred Stock, including
    Cumulative unpaid dividends                                                    --            (17,664)
Dividends paid on common stock                                                     --            (17,745)
Principal payments on capital leases, net                                         (82)                52
                                                                              -------          ---------
Net cash provided by (used in) financing activities                            (3,657)             5,707
Effect of exchange rate changes on cash and cash equivalents                      147                  9
                                                                              -------          ---------
(Decrease) increase in cash and cash equivalents                                 (387)            (2,031)
Cash and cash equivalents at beginning of period                                  517              2,069
                                                                              -------          ---------
Cash and cash equivalents at end of period                                    $   130          $      38
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

2.       INVENTORY                                    MAY 1           JANUARY 30
Inventories consist of the following:                  1999              1999
                                                     -------           -------
Raw materials                                       $  2,259           $ 2,328
Work-in-process                                          662               815
Finished goods                                        33,155            33,538
                                                     -------           -------
                                                     $36,076           $36,681
                                                     =======           =======


                                                          THREE MONTHS ENDED
3.       COMPREHENSIVE INCOME (LOSS)                   MAY 1             MAY 2
                                                       1999              1998

Net loss                                            $   (93)          $ (4,741)
Foreign currency translation gains                      147                 10
                                                    -------           --------

Total comprehensive income (loss)                   $    54           $ (4,731)
                                                    =======           ========

4.       DIVESTITURE
On May 25, 1999, Holdings sold the assets (primarily inventory) of its safety and medical products line with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies and Service Co., Inc. Holdings' net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

       On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) Iron Age issued the Senior Subordinated Notes, its 9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and Iron Age entered into the New Credit Facility, which, as amended, provides for a $51.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $21.6 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management, to pay a dividend to Holdings' stockholders and to redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the "April 1998 Transactions."

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

DIVESTITURES

Effective August 31, 1998, Holdings sold the Dunham trademark and related trademarks with no carrying value to New Balance Athletic Shoe, Inc. ("New Balance") for $2.0 million and recorded a gain of $1.7 million (the "Dunham Sale"). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the Dunham Sale, Holdings' subsidiary, Falcon Shoe Mfg. Co., agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two year supply agreement with New Balance.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MAY 1, 1999 COMPARED TO
 THREE MONTHS ENDED MAY 2, 1998

Net Sales for the three months ended May 1, 1999 ("first quarter 2000") were $32.9 million compared to $32.2 million for the comparable three month period ended May 2, 1998 ("first quarter 1999"), an increase of $0.7 million, or 2.2%. The increase was attributable to growth in the Company's primary footwear distribution business of $0.5 million, or 1.6%, and new sales of $0.7 million, or 2.2%, related to the Company's vision and safety products business lines which were acquired in the First Quarter 1998 Acquisitions. The increase in net sales was partially offset by a $0.5 million, or 1.6%, decrease in net sales from the Company's manufacturing facility, primarily related to the Dunham Sale.

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

Net cash provided by operating activities was $3.5 million for first quarter 2000, an increase of $6.4 million as compared to net cash used in operating activities of $2.9 million for first quarter 1999. The increase in cash from operating activities is primarily the result of the increase in accrued interest of $2.5 million in connection with the April 1998 Transactions and a decrease of $0.6 million in inventory levels.

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

Holdings used approximately $3.7 million from financing activities for first quarter 2000 due primarily to repayments of the New Credit Facility. Excluding cash paid for the First Quarter 1998

Acquisitions, Holdings generated cash of $1.2 million for first quarter 1999 due primarily to borrowings under the New Credit Facility.

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

Holdings has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, Holdings upgraded the applications software covering the main integrated system. As of May 1, 1999, Holdings had expended $37,000 and has a total expected cost of $65,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

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


                                            IRON AGE HOLDINGS CORPORATION


                                            By: /s/Keith A. McDonough
                                                --------------------------
                                                Name:  Keith A. McDonough
                                                Title: Vice President-Finance
                                                       Chief Financial Officer
Dated: June 15, 1999                                   (Principal financial and
                                                       accounting officer)
                                      -16-