Form 10-Q/A
period 1999-07-31
IRON AGE HOLDINGS CORP
filed 1999-11-30
CIK 864292

________________________________________________________________________________

Form 10-Q/A

SECURITIES AND EXCHANGE COMMISSION

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

Not Applicable

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

PART 1 -- FINANCIAL INFORMATION
Item 1. Financial Statements.
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

	(unaudited)

	(Dollars in Thousands)

Assets

Current assets:
Cash and cash equivalents	$418	$517
Accounts receivable, net	15,380	16,965
Inventories (Note 2)	36,155	36,681
Prepaid expenses	2,292	4,469
Deferred income taxes	862	861

Total current assets	55,107	59,493

Notes receivable and other assets	1,073	431
Property and equipment, net	10,711	11,008
Intangible assets, net	106,591	109,100

Total assets	$173,482	$180,832

Liabilities and stockholder’s equity

Current liabilities:
Current maturities of long-term debt	$500	$544
Accounts payable	1,624	3,307
Accrued expenses	7,380	8,134

Total current liabilities	9,504	11,985

Long-term debt, less current maturities	144,266	150,514
Accrued pension liability	443	516
Deferred income taxes	4,850	4,956

Total liabilities	159,063	167,971
Commitments and contingencies	—	—
Subscribed redeemable preferred stock (Note 4)	2,572	—

Stockholder’s equity:
Common stock, $.01 par value; 200,000 shares authorized, 99,625 issued and outstanding	1	1
Additional paid-in capital	38,086	38,086
Accumulated deficit	(26,083)	(25,840)
Other comprehensive loss	(157)	(186)

Total stockholder’s equity	11,847	12,061

Total liabilities and stockholder’s equity	$173,482	$180,032

See accompanying notes.

Iron Age Holdings Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended		Six months ended

	July 31	August 1	July 31	August 1
	1999	1998	1999	1998

	(Dollars in Thousands)
Net sales	$28,478	$29,112	$61,385	$61,279
Cost of sales	14,097	14,805	30,516	30,848

Gross profit	14,381	14,307	30,869	30,431

Selling, general and administrative	10,436	11,112	21,081	24,079
Depreciation	475	426	919	850
Amortization of intangible assets	897	878	1,801	1,724

Operating income	2,573	1,891	7,068	3,778

Interest expense	4,031	4,102	8,231	6,844

Loss before income taxes and extraordinary item	(1,458)	(2,211)	(1,163)	(3,066)

Income tax benefit	(393)	(637)	(5)	(765)

Loss before extraordinary item	(1,065)	(1,574)	(1,158)	(2,301)

Extraordinary gain (loss), net of tax effect (Note 3)	924	—	924	(4,015)

Net loss	$(141)	$(1,574)	$(234)	$(6,316)

See accompanying notes.

Iron Age Holdings Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended	Six months ended
	July 31	August 1
	1999	1998

	(Dollars in Thousands)

Operating activities
Net loss	$(234)	$(6,316)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item, net of tax	(924)	4,015
Depreciation and amortization	2,956	2,793
Amortization of deferred financing fees included in interest	563	218
Accretion of original issue discount	1,660	831
Provision for losses on accounts receivable	60	60
Deferred income taxes	(107)	(493)

Changes in operating assets and liabilities:
Accounts receivable	1,525	1,095
Inventories	526	741
Prepaid expenses	2,177	58
Other noncurrent assets	(170)	(357)
Accounts payable	(1,683)	(1,246)
Accrued expenses	(1,423)	(1,495)

Net cash provided by (used in) operating activities	4,926	(96)

Investing activities
Net cash used in business acquisitions	—	(5,240)
Capitalization of internal-use software costs	(545)	—
Purchases of property and equipment	(858)	(1,019)

Net cash used in investing activities	(1,403)	(6,259)

Financing activities
Borrowing under revolving credit agreement	13,100	37,600
Proceeds from senior subordinated notes	—	100,000
Proceeds from the senior discount notes	—	25,000
Issuance of redeemable preferred stock subscriptions	2,563	—
Principal payment on debt	(18,903)	(114,585)
Payment of financing costs	(238)	(6,285)
Call premium on early extinguishment of old subordinated notes	—	(1,562)
Redemption of Holdings Series A Preferred Stock, including Cumulative unpaid dividends	—	(17,664)
Dividends paid on common stock	—	(17,745)
Principal payments on capital leases, net	(173)	(14)

Net cash (used in) provided by financing activities	(3,651)	4,745
Effect of exchange rate changes on cash and cash equivalents	29	(116)

Decrease in cash and cash equivalents	(99)	(1,726)
Cash and cash equivalents at beginning of period	517	2,069

Cash and cash equivalents at end of period	$418	$343

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

4.  Subscribed Redeemable Preferred Stock

In connection with the repurchase of the Senior Subordinated Notes as described in Note 3, on July 20, 1999, Holdings borrowed $5.1 million under its new credit facility (the “New Credit Facility”) and Fenway Partners Capital Fund, L.P. (“Fenway”) Holdings’ majority stockholder, made an equity contribution of $2.563 million and on September 22, 1999, Holdings borrowed $4.7 million under the New Credit Facility and Fenway made an equity contribution of $2.375 million. Fenway will be issued an aggregate of 1,000 shares of Series B Preferred Stock of Holdings (the “Series B Preferred”) for its equity contribution. The Series B Preferred will have a price per share of $4,938 and will have a per share annual dividend amount equal to $953.97, which dividends shall accrue from August 21, 1999 and shall be payable in-kind, semi-annually in arrears on February 21 and August 21, beginning February 21, 2000. The Series B Preferred will be junior to outstanding Series A Preferred Stock, if any, and senior to the Common Stock in dividends and liquidation. On liquidation, the Series B Preferred shall receive all accrued and unpaid dividends, payable as additional shares of Series B Preferred. All outstanding and accrued shares of Series B Preferred will have a per share liquidation preference equal to $4,938 plus an “Additional Amount,” which is defined as $2,044,324.70 divided by the total number of outstanding and accrued shares of Series B Preferred as of the event of liquidation. The Series B Preferred will be redeemable upon a Change of Control or a Public Offering, as such terms are defined in the indenture governing the Senior Subordinated Notes, at a redemption price equal to the amount that would be paid to the Series B Preferred in the event of a liquidation.

5.  Comprehensive Loss

	Three Months Ended		Six Months Ended
	July 31,	August 1,	July 31,	August 1,
	1999	1998	1999	1998

Net loss	$(141)	$(1,574)	$(234)	$(6,316)
Foreign currency translation (losses) gain	(118)	(126)	29	(116)

Total comprehensive loss	$(259)	$(1,700)	$(205)	$(6,432)

6.  Divestiture

On May 25, 1999, Holdings sold the assets (primarily inventory) of its safety and medical products line with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies and Service Co., Inc. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

Acquisitions and Capital Restructuring

The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and Iron Age entered into the Old Credit Facility, (ii) Iron Age issued the Old Subordinated Notes in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of the Holdings Series A Preferred Stock for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to Holdings’ assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is approximately $36 per share and represents the difference between the fair market value of Holdings’ Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share.

Holdings, through Iron Age, acquired Knapp Shoes, Inc. (“Knapp”) on March 14, 1997 (the “Knapp Acquisition”). As part of the Knapp Acquisition, the Fenway Fund and certain other stockholders of Holdings contributed an additional $4.0 million of common equity. The Knapp Acquisition was accounted for under the purchase method for business combinations and, accordingly, the results of operations for Knapp are included in Holdings’ financial statements only from the date of the Knapp Acquisition.

On April 24, 1998 in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, its 12 1/8% Senior Discount Notes due 2009, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) Iron Age issued the Senior Subordinated Notes, its 9 7/8% Senior Subordinated Notes due 2008, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and Iron Age entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management, to pay a dividend to Holdings’ stockholders and to redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

On October 21, 1998, Holdings consummated an exchange offer of Discount Notes registered under the Securities Act of 1933, as amended. The Discount Notes and the notes exchanged therefor are referred to as the “Discount Notes.”

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

Divestitures

On May 25, 1999, Holdings sold its safety and medical products line to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a reduction in the basis of the assets of $0.085 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies & Service Co., Inc.

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

As of January 30, 1999, Holdings recognized a state income tax benefit of $1.1 million from net operating loss carryforwards. Holdings needs to generate $10.0 million of state taxable income to realize this benefit. Holdings evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow Holdings to realize this benefit.

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 30, 1999, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

Holdings classifies its response to the Year 2000 Issue into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/ computer components are defined for all systems (information technology (“IT”) and non-information technology (“non-IT”)). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within Holdings’ infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant with Holdings’ infrastructure. Implementation is the process in which a compliant system is installed into Holdings’ production environment and is used to support business operations.

Holdings has completed the inventory, assessment, renovation and validation of its IT systems, and implemented these systems in March 1999. In the ordinary course of business, Holdings upgraded the applications software covering the main integrated system. As of July 31, 1999, Holdings had expended approximately $45,000 and has a total expected cost of $65,000 to replace, renovate, validate and implement software to address the Year 2000 Issue. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software, in accordance with EITF 96-14.

Holdings’ inventory and assessment of its non-IT systems (including telephone, heating/ air-conditioning, electricity and security systems) was completed by December 31, 1998. This is being followed by any required renovation in calendar year 1999. Holdings is using internal resources to address the Year 2000 Issue of its non-IT systems, has not incurred significant, separately identifiable costs through July 31, 1999 but does expect to incur additional costs of approximately $40,000 in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by the end of the third quarter. The cost is being funded out of operating cash flow with the entire amount being capitalized as new hardware and software.

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

IRON AGE HOLDINGS CORPORATION

By:	/s/ KEITH A. MCDONOUGH

Name: Keith A. McDonough

Title:	Vice President–Finance

Chief Financial Officer
(Principal financial and accounting officer)

Dated: September 14, 1999