Form 10-K405
period 2000-01-29
IRON AGE HOLDINGS CORP
filed 2000-04-18
CIK 864292

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: January 29, 2000 OR

[ ]	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from: to

Commission file number:  333-57009

Iron Age Holdings Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3349775

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

(Applicable only to corporate registrants:) As of April 18, 2000, Iron Age Holdings Corporation had 99,991.94 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

FORM 10-K INDEX

      Reference in this Annual Report on Form 10-K is made to the Iron Age®, Knapp® and Grabber® trademarks which are owned by Iron Age Holdings Corporation or its subsidiaries.

Part I

Item 1. Business.

      Iron Age Holdings Corporation (the “Company” or “Holdings”), together with its wholly-owned subsidiary, Iron Age Corporation (“Iron Age”), is a leading distributor of safety shoes in the United States. The Company’s primary business is the specialty distribution of safety, work and uniform shoes under the Iron Age®, Knapp® and Grabber® brand names, which comprised 94% of fiscal 2000 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. (“Falcon”). In addition, the Company began distribution of prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. The Company distributes directly to its customers over 300 styles of footwear under the Iron Age, Knapp and Grabber brand names. The Iron Age, Knapp and Grabber products and services are marketed principally to industrial, service and government employers, many of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.

Company History

      Iron Age was founded in 1817 and has specialized in safety footwear since the popularization of steel toe shoes during the 1940s. On February 26, 1997, Fenway Partners Capital Fund, L.P. (“Fenway”), together with certain investors, in partnership with certain members of management, formed Holdings in order to effect the acquisition of all of the outstanding stock of the predecessor to Holdings for an aggregate purchase price of $143.6 million (the “Fenway Acquisition”).

      Concurrent with the Fenway Acquisition, (i) Holdings and Iron Age entered into a syndicated senior bank loan facility (the “Old Credit Facility”), (ii) Iron Age issued its 12.5% Senior Subordinated Notes due 2006 (the “Old Subordinated Notes”) in the amount of $14.55 million, (iii) Holdings issued shares of Series A Preferred Stock (the “Holdings Series A Preferred Stock”) for $14.9 million, (iv) Holdings issued shares of Common Stock for approximately $32.2 million, (v) Holdings issued warrants to acquire Common Stock of Holdings for $0.1 million, and (vi) management rolled over certain options and were granted additional options to acquire shares of Common Stock of Holdings.

      On April 24, 1998, (i) Holdings issued its 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) in an aggregate principal amount at maturity of $45.14 million, (ii) Iron Age issued its 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) in an aggregate principal amount of $100.0 million, and (iii) Holdings and Iron Age entered into a new credit facility (the “New Credit Facility”) that, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. The Company used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility, repay the Old Subordinated Notes and redeem the Holdings Series A Preferred Stock. The transactions described in this paragraph are collectively referred to herein as the “April 1998 Transactions.”

Industry Overview

      The work shoe market consists of men’s and women’s work, safety, uniform and non-slip shoes and boots. In the United States, the safety shoe sector of the work shoe market is comprised of three types of customers— industrial or commercial, government and mass merchandising retail. The Company estimates that sales to industrial and government customers represent over 60% of the safety shoe market. End-user safety shoe customers include workers in the primary metals, chemical and petroleum, automotive, paper, mining, utilities, electronics, aerospace, food service, hospitality and entertainment, pharmaceutical, biomedical, agriculture, construction and retail and wholesale trade industries.

      A significant factor influencing the demand for safety shoes is the increasing concern regarding workplace safety that is derived from the employer’s desire to reduceemployee costs from on-the-job injury and to reduce workers’ compensation expenses. Beginning in the 1970s, the federal government adopted Occupational Safety and Health Administration (“OSHA”) regulations establishing heightened workplace safety standards, including regulations governing footwear. OSHA regulations established standards requiring employers to provide their workers with workplaces free from recognized hazards that could cause serious injury or death and requiring employees to abide by all safety and health standards that apply to their jobs. Changes to OSHA regulations in 1994 required employers to assess footwear related hazards and implement a program designed to mitigate such hazards.

      In order to satisfy the criteria set forth in OSHA regulations, protective footwear must comply with standards (the “ANSI Standards”) established by the American National Standards Institute (“ANSI”). There are six ANSI categories for foot protection: impact and compression, metatarsal footwear, conductive footwear, electrical hazard footwear, sole puncture resistance footwear and electro-static dissipative footwear. These OSHA regulations, stricter regulatory enforcement and increased consumer awareness of the regulations have heightened the focus on safety in the workplace.

      Within the service sector of the work shoe market, a growing category of safety footwear is non-slip footwear. Uniform shoes with non-slip soles are used increasingly by customers in the food service, hotel, gaming and resort industries. Fueling the demand are some of the same factors influencing traditional safety shoe users including the increasing concern regarding workplace safety. In addition, employers in these industries require consistency and uniformity in the performance and appearance of their employees’ footwear.

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

      The retail/ mass merchandiser sector includes large retail chain stores, specialty retailers and other retail outlets. This is a source of low-end, protective footwear, the buyers of which include workers whose employers do not have company-sponsored programs as well as self-employed individuals, occupational users and agricultural workers.

      Safety prescription eyewear is a related product that the Company entered into distribution through its subsidiary, IA Vision Acquisition Co. (“IA Vision”). Eye protection is another element of personal protective equipment that is regulated by OSHA. Many of the same customers to whom the Company currently sells safety footwear have similar requirements for safety eyewear.

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

      Mobile and Store Centers. Each “mobile and store center” consists of a retail store for its products and generally one or more affiliated shoemobiles. Each shoemobile acts as a mobile selling vehicle for the Company’s products, operating generally within a 150-mile radius of its affiliated retail store. This sector of the Company’s business has grown as its customers have become more demanding and have required a higher level of customer service. Through the retail store channel, the Company is able to service corporate and individual customers generally located within a 40-mile radius of a given store.

      The Company operates its fleet of shoemobiles throughout the United States, Canada and Mexico. Shoemobiles vary in size— transporting from 900 to 1,600 pairs of shoes—and each contains a display area and a fitting room. The shoemobile driver/salesperson is responsible for the fitting of footwear and processing of orders.

      Catalog Direct and E-Commerce. The Company reaches both large and small customers with its safety shoe catalogs and web site. These sectors of the Company’s business provides direct service to certain customers who are either too small or do not require direct shoemobile service or who are remotely located. Sales are promoted through a combination of the product catalogs, the web site, the Company’s field sales force and trade advertising.

      In-Plant Stores. To add further flexibility to its distribution capabilities, the Company offers large-volume customers an in-plant store program, which provides the customer with a base stock of inventory and a sales staff to manage the store on-site at the customer’s manufacturing facility. The customer provides the Company with the necessary store space and all utilities.

      Wholesale and Consumer Channels. The Company markets branded products to select third-party retail customers. The Company also markets primarily Knapp branded products directly to consumers through a Direct Mail and Counselor (independent sales representatives) business unit.

      Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as New Balance Athletic Shoes, Inc., Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and H.S. Trask & Co.

      IA Vision. The Company markets safety prescription eyewear to its existing industrial customer base through distribution methods identical to its safety footwear distribution. Mobile service is utilized to bring the product on site for the customer, where the selection, fitting and sale may be consummated utilizing a mobile point-of-sale (“POS”) system designed specifically for prescription eyewear.

Products

      The Company’s product line addresses a full range of protective footwear applications covering all six ANSI categories and non-slip footwear in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 300 individual styles ranging in price from $15.00 for an inexpensive steel PVC boot to a $185.00 waterproof boot. The Company’s safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. Sales of Iron Age products are concentrated in traditional, well-established styles, with sales of new styles representing less than 16% of net sales in fiscal 1998 and fiscal 1999 and less than 11% in fiscal 2000. All the Company’s work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry’s most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the Knapp and Grabber brand names. In 1997, the Company acquired and successfully integrated Knapp Shoes, Inc. (“Knapp”), an underperforming competitor with a strong franchise in the uniform and service sector market (the “Knapp Acquisition”). On August 31, 1998, the Company sold the Dunham® trademark and related trademarks for $2.0 million and on-hand Dunham inventory for approximately $0.6 million to New Balance Athletic Shoe, Inc. and New Balance Trading Company, Ltd. (together, “New Balance”). In connection therewith, the Company agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name. Net sales of Dunham products in fiscal 1998, the last full fiscal year of ownership, were $4.0 million. This transaction did not have a material effect on the results of operations.

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

Manufacturing

      Company Facilities. As a result of its strategic acquisitions of Falcon and Knapp, the Company operated two manufacturing facilities in Lewiston, Maine. Work shoes are manufactured in the Falcon facility in Lewiston primarily for sale by the Company under the Iron Age brand name. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including New Balance, Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and H.S. Trask & Co. The Company manufactured the Knapp product line at its other Lewiston facility. As of March 1999 the Company has consolidated the Knapp manufacturing operations into the Falcon facility as originally intended at the time of the Knapp Acquisition. Falcon manufactures approximately 22% of total pairs of shoes sold by Holdings.

      Outside Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 22 leading footwear manufacturers in seven countries: the United States, China, Korea, Canada, Taiwan, Malaysia and the Netherlands. Although in fiscal 2000 one supplier in China manufactured approximately 29% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 2000, 55% of its total pairs sold were produced by foreign suppliers. In addition, 42% of its total pairs sold in fiscal 2000 were produced in China. The Company has not experienced any material adverse effects as a result of any economic downturn in Asia. However, the economic climate could have an adverse effect on the Company’s suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company’s business, financial condition or results of operations during the transition to alternative manufacturing facilities.

      Transportation/ Freight. The Company utilizes its own trucks as well as common carriers to deliver product orders from its Falcon manufacturing subsidiary and to its mobile and store centers.

Competition

      The work shoe market is highly competitive. Management believes that competition in the industry is based on distribution capabilities, retail presence, brand name recognition, corporate relationships, systems, service, product characteristics, product quality and price. The Company’s major competitors in the safety shoe sector of the work shoe industry are Lehigh (a subsidiary of U.S. Industries, Inc.), Hy-Test (a subsidiary of Wolverine World Wide, Inc.) and Red Wing Shoe Co. Some of the Company’s competitors have greater financial and other resources than the Company. In addition, the work shoe market is a mature industry that could experience limited growth.

Environmental Matters

      The Company’s operations, primarily manufacturing, are subject to federal, state, local, and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, transportation, manufacturing, discharge and disposal of certain substance and waste materials. Permits are required for certain of the Company’s operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results of operations or financial condition. The requirements of such laws and enforcement policies, however, have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Employees

      As of January 29, 2000, the Company employed approximately 980 people in sales and distribution, manufacturing and administration. None of the Company’s employees is presently covered by collective bargaining agreements. Management considers its employee relations to be good.

Item 2. Properties.

      The Company’s executive offices are located in Pittsburgh, Pennsylvania. All of the Company’s properties are maintained on a regular basis and are adequate for the Company’s present requirements.

      The following table identifies, as of January 29, 2000, the principal properties utilized by the Company.

			Square
Facility	Own/Lease	Location	Footage(1)

Corporate Headquarters	Lease	Pittsburgh, Pennsylvania	20,500

Distribution Facility	Own	Penn Yan, New York	175,000

Knapp Direct Mail Facility	Lease	Penn Yan, New York	5,500

Falcon Manufacturing Facility	Lease	Lewiston, Maine	112,000

(1)	Square footage has been rounded up to the nearest 500 square feet.

Item 3. Legal Proceedings.

      The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company’s business, results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

      The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of April 18, 2000, Holdings had 200,000 authorized shares of common stock, par value $.01, of which 99,991.94 were issued and outstanding. There is no established public trading market for Holdings’ common stock. As of April 18, 2000, there were eight holders of Holdings’ common stock. Holdings’ ability to pay dividends is limited under an indenture dated as of April 24, 1998 between Holdings and The Chase Manhattan Bank, as trustee (the “Indenture”).

Item 6. Selected Financial Data.

      The following table sets forth selected historical consolidated financial data of Holdings and its predecessor for the five-year period ended January 29, 2000 which were derived from audited consolidated financial statements of Holdings and its predecessor. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.

	Successor					Predecessor

	Fiscal Years Ending(1)							Fiscal Years Ending(1)
					February 27,	January 26,
					1997 through	1997 through
	January 29,		January 30,		January 31,	February 26,		January 25,	January 27,
	2000		1999		1998(2)	1997		1997	1996

	(Thousands of Dollars)

Summary of Operations:

Net sales	$120,351		$124,294		$107,769	$10,937		$99,360	$95,263

(Loss) income before extraordinary items	$(2,094)		$(3,273)		$1,957	$(695)		$3,590	$3,836

Net (loss) income	$(290	)(5)	$(7,288	)(4)	$1,957	$(695	)(3)	$3,590	$3,836

Financial Position at Year End:

Total assets	$170,753		$180,032		$174,801	$—		$90,043	$91,151

Total debt	139,988		$151,058		$101,675	$—		$19,212	$38,295

Holdings Series A Preferred Stock	$—		$—		$17,031	$—		$—	$—

Holdings Series B Preferred Stock	$5,361		—		—	$—		$—	$—

(1)	Holdings utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of Holdings’ fiscal years set forth herein contained 52 weeks except for its fiscal year ended January 31, 1998 which contained 53 weeks.

(2)	The statement of income data and other financial data for the period February 27, 1997 through January 31, 1998 include the results of Knapp since it was acquired by Holdings on March 14, 1997.

(3)	Includes $1,054 of non-cash stock-based compensation and $1,000 of non-recurring management bonuses paid in connection with the Fenway Acquisition.

(4)	Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.

(5)	Includes an extraordinary gain of $1,804, net of tax effect, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the July 1999 Transaction and the September 1999 Transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following is management’s discussion and analysis of the financial condition and results of operations of Holdings for the fiscal years ended January 29, 2000 (“fiscal 2000”), January 30, 1999 (“fiscal 1999”) and January 31, 1998 (“fiscal 1998”). For purposes of this discussion and analysis, the financial condition and results of operations of Holdings for fiscal 1998 represent the combined results of Holdings and its predecessor, unless otherwise indicated. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, “Selected Financial Data” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

      Holdings’ primary business is the specialty distribution of safety, work, uniform and non-slip related shoes directly to end users under the Iron Age, Knapp and Grabber brand names, which comprised 94% of fiscal 2000 sales. Holdings also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. Falcon manufactures approximately 22% of total pairs of shoes sold by Holdings. In addition, Holdings began distributing prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. Holdings’ net sales decreased by 3.2% in fiscal 2000. The decrease in net sales was due primarily to decreased wholesale sales due in part to the Dunham Sale, a decrease in net sales related to the Holdings’ safety and medical products business line which was sold in May 1999 and store closures in fiscal 2000. Holdings’ net sales growth has averaged 6.6% over the last three fiscal years, excluding the impact of an additional week in fiscal 1998.

      Holdings has an extended history of sales and income growth. Historically, Holdings’ growth has been generated both internally and through the acquisition of regional independent distributors. From fiscal 1987 to fiscal 2000, Holdings’ net sales and EBITDA have increased at a compound annual growth rate (“CAGR”) of 12.8% and 19.0%, respectively.

September 1999 Transaction

      On September 22, 1999, Holdings purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.13 million. The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.375 million of Series B Preferred Stock of Holdings (the “Holdings Series B Preferred Stock”) to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million, and income taxes of $0.64 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. Holdings may, under favorable market conditions, purchase additional Senior Subordinated Notes.

July 1999 Transaction

      On July 20, 1999, Holdings purchased $9.64 million in principal amount of its Senior Subordinated Notes for $7.66 million. The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.563 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million, and income taxes of $0.67 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired.

Acquisitions and Capital Restructuring

      The Fenway Acquisition occurred on February 26, 1997. Concurrent with the Fenway Acquisition, (i) Holdings and Iron Age entered into the Old Credit Facility, (ii) Iron Age issued the Old Subordinated Notes in the amount of $14.55 million (net of a $0.45 million discount), (iii) Holdings issued 1,500 shares of the Holdings Series A Preferred Stock for an aggregate consideration of $14.9 million, (iv) Holdings issued 88,625 shares of Common Stock for an aggregate consideration of approximately $32.2 million, (v) Holdings issued warrants to acquire approximately 7,000 shares of Common Stock of Holdings at an exercise price of $185.52 per share for an aggregate consideration of $0.1 million, and (vi) management rolled over certain options to acquire approximately 6,000 shares of the predecessor company at an exercise price of $62 per share into options to acquire approximately 11,500 shares of Common Stock of Holdings at an exercise price of $36.36 per share and were granted additional options to acquire shares of Common Stock of Holdings at an exercise price of $363.60 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price for Holdings. The Fenway Acquisition was accounted for by the purchase method and the purchase price has been allocated to Holdings’ assets and liabilities based on fair market value. The Fenway Acquisition resulted in goodwill of approximately $84.1 million, which is being amortized over 40 years. The exercise price of the options which were rolled over by management is $36 per share and represents the difference between the fair market value of Holdings’ Common Stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of $3,772,700, or $328 per share.

      The Knapp Acquisition occurred on March 14, 1997. As part of the Knapp Acquisition, Fenway and certain other stockholders of Holdings contributed an additional $4.0 million of common equity. The Knapp Acquisition was accounted for under the purchase method for business combinations and, accordingly, the results of operations for Knapp are included in Holdings’ financial statements only from the date of the Knapp Acquisition.

      On April 24, 1998, in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) Iron Age issued the Senior Subordinated Notes, in an aggregate principal amount of $100 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and Iron Age entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management, to pay a dividend to Holdings’ stockholders and to redeem the Holdings Series A Preferred Stock.

      On October 21, 1998, Holdings consummated an exchange offer of Discount Notes registered under the Securities Act of 1933, as amended. The Discount Notes and the notes exchanged therefor are referred to as the “Discount Notes.”

      In April 1998, Holdings, through its subsidiary IA Vision, acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”) and Holdings acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J. Mars Knapp Shoes (the “First Quarter 1999 Acquisitions”). The combined purchase price for the First Quarter 1999 Acquisitions was approximately $4.64 million, including transactions costs of approximately $0.15 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.75 million (the “Second Quarter 1999 Acquisition”). The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in Holdings’ financial statements from the date of the respective acquisitions and (ii) the purchase price has been allocated to Holdings’ net assets based upon their fair market values. The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures

      On May 25, 1999, Holdings sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

	Successor			Predecessor

			Feb. 27, 1997	January 26, 1997
			through	through
	Fiscal 2000	Fiscal 1999	January 31, 1998	February 26, 1997

Income Statement Data:

Net sales	$120,351	$124,294	$107,769	$10,937

Gross profit	60,826	61,066	54,465	5,327

Selling, general and administrative	41,515	46,854	36,541	5,120

Depreciation and amortization	5,454	5,193	4,426	238

Operating income (loss)	13,857	9,019	13,498	(31)

Gain on divestiture	—	1,678	—	—

Interest expense	15,740	14,844	9,855	1,116

Provision (benefit) for income taxes	211	(874)	1,686	(452)

Extraordinary gain (loss), net of tax effect	1,804	(4,015)	—	—

Other Data:

Gross profit margin	50.5%	49.1%	50.5%	48.7%

Operating income margin	11.5%	7.2%	12.5%	(0.3)%

Fiscal 2000 Compared to Fiscal 1999

      Net Sales. Net sales for fiscal 2000 were $120.4 million compared to $124.3 million for fiscal 1999, a decrease of $3.9 million, or 3.2%. The decrease in fiscal 2000 was primarily attributable to decreased wholesale sales of $2.9 million, or 2.3%, including a decrease in Dunham wholesale sales, related to the Dunham Sale and a decrease in sales to Holdings’ other wholesale customers. In addition, $0.9 million, or 0.7%, of the decrease was due to the sale of Holdings’ safety and medical products business line and $0.8 million, or 0.6%, of the decrease was related to store closings in fiscal 2000. The decrease in net sales was partially offset by increased sales of $0.2 million in Holdings’ primary footwear distribution business line and increased sales of $0.5 million, or 0.4%, relating to increased sales in Holdings’ vision products business line.

      Gross Profit. Gross profit for fiscal 2000 was $60.8 million compared to $61.1 million for fiscal 1999, a decrease of $0.3 million, or 0.5%. Total gross profit percentage increased 1.4% to 50.5% in fiscal 2000 compared to fiscal 1999. Gross profit percentage increased in Holdings’ primary footwear distribution business line by 0.6% in fiscal 2000. The increase in gross profit percentage was also attributable to a decrease in sales related to the lower gross profit margin wholesale and safety and medical product business lines.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2000 were $41.5 million compared to $46.9 million for fiscal 1999, a decrease of $5.4 million, or 11.5%. Excluding the effect of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions, selling, general and administrative expenses decreased by $3.2 million, or 7.2%, due primarily to the effect of cost containment initiatives which included the consolidation of the Knapp division into Holdings’ primary footwear distribution business line, store closings and the sale of the Company’s safety and medical products business line. In addition, selling, general and administrative expenses for fiscal 1999 included a $0.2 million charge related to store closings and $0.2 million of recruitment fees.

      Operating Income. Operating income for fiscal 2000 was $13.9 million, or 11.5% of net sales, compared to $9.0 million, or 7.2% of net sales, for fiscal 1999. The increase was attributable to the decreased selling, general and administrative expenses as discussed above.

      Gain On Divestiture. Gain on divestiture for fiscal 1999 was $1.7 million which was related to the gain on the Dunham Sale discussed above.

      Interest Expense. Interest expense for fiscal 2000 was $15.7 million compared to $14.8 million for fiscal 1999, an increase of $0.9 million, or 6.1%. The increase in interest expense was primarily attributable to increased indebtedness of Holdings resulting from the April 1998 Transactions. The increase was partially offset by decreased indebtedness of Holdings related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

      Income Tax Expense. Income tax expense for fiscal 2000 was $0.2 million compared to income tax benefit of $0.9 million for fiscal 1999. Income tax expense for fiscal 2000 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Holdings recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999, $0.2 million of which was offset against state income tax liabilities in fiscal 2000.

      Holdings needs to generate $8.0 million of state taxable income to realize this benefit before expiration of the net operating loss carryforward periods, which begin in fiscal 2002 through fiscal 2019. Holdings evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow Holdings to realize this benefit.

      Extraordinary Item. For fiscal 2000, Holdings recorded an extraordinary gain of $1.8 million, net of a $1.3 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. For fiscal 1999, Holdings recorded an extraordinary loss of $4.0 million, net of a $2.9 million tax benefit, due to the early extinguishment of indebtedness resulting from the repayment of the Old Subordinated Notes and the Old Credit Facility in the April

1998 Transactions.

Fiscal 1999 Compared to Fiscal 1998

      Net Sales. For comparability with fiscal 1999, net sales for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to net sales for a change in basis resulting from the Fenway Acquisition. Holdings’ net sales for fiscal 1999 were $124.3 million compared to $118.7 million for fiscal 1998, an increase of $5.6 million, or 4.7%. Excluding the impact of the additional week in fiscal 1998, sales increased $7.8 million, or 6.7%. The increase in fiscal 1999 was primarily attributable to growth in the Company’s primary business of $6.0 million, or 5.6%. Sales of prescription safety eyewear and safety and medical products were $2.1 million in fiscal 1999. Growth in net sales was partially offset by a $2.5 million decrease in wholesale sales, including a $0.9 million decrease in Dunham wholesale sales. Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale, compared to Dunham wholesale sales of $4.0 million in fiscal 1998.

      Gross Profit. For comparability with fiscal 1999, gross profit for the predecessor and successor periods in fiscal 1998 has been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to gross profit for a change in basis resulting from the Fenway Acquisition. Holdings’ gross profit for fiscal 1999 was $61.1 million compared to $59.8 million for fiscal 1998, an increase of $1.3 million, or 2.2%. Total gross profit percentage decreased 1.3% to 49.1% in fiscal 1999 compared to fiscal 1998. Gross profit percentage increased in the Company’s primary business by 0.3% in fiscal 1999. The overall decrease in the gross profit percentage was primarily related to integrating the operations of the prescription safety eyewear and safety and medical products business and an increase in lower gross profit margin private label Dunham sales resulting from the Dunham Sale. Gross profit on Dunham product sales decreased $0.5 million in fiscal 1999 compared to fiscal 1998. The decrease primarily related to decreased Dunham wholesale sales as discussed above and lower gross profit margin on sales in conjunction with the Dunham Sale.

      Selling, General and Administrative Expenses. For comparability with fiscal 1999, selling, general and administrative expenses for the predecessor and successor periods in fiscal 1998 have been discussed on a combined basis. Management believes that a combined discussion of predecessor and successor periods is reasonable and appropriate because there were no adjustments to selling, general and administrative expenses for a change in basis resulting from the Fenway Acquisition. Selling, general and administrative expenses for fiscal 1999 were $46.9 million compared to $41.7 million for fiscal 1998, an increase of $5.2 million, or 12.5%. Selling, general and administrative expenses for fiscal 1999 include non-recurring charges of $2.2 million of compensation payments to certain members of management in connection with the April 1998 Transactions, a $0.2 million charge related to store closings scheduled for the first and second quarter of fiscal 2000 and $0.2 million of recruitment fees. Selling, general and administrative expenses for fiscal 1998 include a non-recurring charge of $2.1 million of stock compensation expense and compensation payments to certain members of management in connection with the Fenway Acquisition. Selling, general and administrative expenses increased $4.6 million, or 11.6%, from fiscal 1998 to fiscal 1999, excluding non-recurring charges in both fiscal 1999 and fiscal 1998. The increase in fiscal 1999 was primarily related to the First Quarter 1999 Acquisitions and infrastructure added in the Knapp distribution channel since the first half of fiscal 1998. Growth in selling, general and administrative expenses in the primary business was $1.8 million, or 6.1% in fiscal 1999, excluding the non-recurring charges discussed above.

      Operating Income. Operating income for fiscal 1999 was $9.0 million, or 7.2% of net sales, compared to $13.5 million, or 12.5% of net sales, for the period from February 27, 1997 through January 31, 1998. The decrease was attributable to the increased selling, general and administrative expenses as discussed above. Operating loss and operating loss as a percentage of net sales for the predecessor period January 26, 1997 through February 26, 1997 were $0.03 million and 0.3%, respectively. Operating income for the successor period included increased selling, general and administrative expenses, as discussed above, and additional depreciation and amortization of $0.8 million. The additional depreciation and amortization is primarily due to the increase in basis of goodwill, customer lists and other intangible and tangible assets capitalized as a result of the Fenway Acquisition, the Knapp Acquisition, the First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition.

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

      Net cash provided by operating activities was $8.7 million in fiscal 2000, as compared to net cash provided by operating activities of $1.4 million in fiscal 1999 and net cash used in operating activities of $0.5 million in fiscal 1998. The increase in cash from operating activities in fiscal 2000 is primarily the result of improved operating results and overall reductions in working capital. The increase in cash provided by operating activities in fiscal 1999 was the result of overall reductions in working capital.

      Holdings’ investing activities for fiscal 2000 consisted of capital expenditures of approximately $1.8 million for improvements in footwear and vision retail stores, vision vans, information technology equipment and the remaining cost of the Falcon and Knapp factory integration and expenditures of approximately $1.3 million related to the acquisition of software for internal use. Excluding cash paid for acquisitions and proceeds from the divestiture, Holdings’ investing activities consisted of capital expenditures of $2.3 million in fiscal 1999 compared to $2.5 million in fiscal 1998. Holdings’ capital expenditures for fiscal 1999 included $0.2 million in remaining costs related to an addition to Holdings’ central distribution center building. The remaining $2.1 million in capital expenditures was related to improvements in retail stores, shoemobiles and equipment in the core business and installing the POS hardware in stores and trucks acquired in connection with the First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition.

      Holdings used approximately $6.0 million from financing activities in fiscal 2000, which consisted of net working capital payments of approximately $5.5 million, excluding the July 1999 Transaction and the September 1999 transaction. Holdings’ financing activities also included a borrowing of $5.1 million on the New Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.938 million aggregate equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock. Excluding cash paid for regional distributor acquisitions and proceeds from the divestiture, Holdings used approximately $3.0 million from financing activities in fiscal 1999, due primarily to the April 1998 Transactions. In fiscal 1998, Holdings generated cash of $3.7 million due primarily to borrowings under the Old Credit Facility.

      Holdings’ total working capital as of January 29, 2000 was $44.2 million. At January 30, 1999, working capital was $47.5 million. The primary reason for the decrease to working capital was a reduction in inventory and the receipt of an income tax refund related to the April 1998 Transactions.

      Holdings is a holding company, and its ability to pay interest on the Discount Notes in the future is dependent upon the receipt of dividends from its subsidiaries. Holdings does not have, and may not in the future have, any assets other than the common stock of Iron Age (which is pledged to secure the obligations of Iron Age under the New Credit Facility). Iron Age is a party to the New Credit Facility and the indenture for the Senior Subordinated Notes, each of which imposes substantial restrictions on Iron Age’s ability to pay dividends to Holdings.

      Cash flow from operations for fiscal 2000 was sufficient to cover debt service requirements under the New Credit Facility. Holdings’ ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet Holdings’ anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that Holdings’ business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

      As of January 29, 2000 Holdings’ debt consisted of the Discount Notes, the Senior Subordinated Notes, the New Credit Facility and certain other debt. As of January 29, 2000, the New Credit Facility, as amended, consisted of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and approximately $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). Holdings’ other debt of $0.9 million consisted of capital leases and other notes. As of January 29, 2000, approximately $21.1 million of the Acquisition Credit Facility and approximately $5.9 million of the Revolving Credit Facility were outstanding. Holdings had additional borrowing availability of $10.5 million under the Acquisition Credit Facility and under the Revolving Credit Facility of approximately $24.1 million. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 29, 2000, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Subsequent Event

      On February 7, 2000, subsequent to fiscal 2000, Fenway purchased Discount Notes in the market. The purchase results in a gain to Holdings for income tax purposes only and a corresponding income tax liability to Holdings of approximately $1.3 million which is payable in May 2000. In order to mitigate any financial impact to Holdings, Fenway has agreed to make an equity contribution of approximately $1.3 million to Holdings, concurrent with the payment of Holdings’ first quarter income tax installment.

Amendments to the New Credit Facility

      On February 26, 1999, the New Credit Facility was amended to (i) amend the definition of “EBITDA” for fiscal 2000 for certain purposes of the New Credit Facility, (ii) add as a condition to drawing on the Acquisition Credit Facility prior to April 2000 certain required interest coverage ratios and leverage ratios, (iii) amend required interest coverage ratios applicable to fiscal 2000, and (iv) add to the financial covenants applicable to fiscal 2000 certain required senior coverage ratios.

      On June 23, 1999, the New Credit Facility was amended to (i) permit the use of up to $13,300,000 of the Acquisition Credit Facility to repurchase Senior Subordinated Notes at or below par value; provided that no more than two-thirds of the purchase price of such Senior Subordinated Notes comes from borrowings under the Acquisition Credit Facility; (ii) amend the definition of “Fixed Charge Coverage Ratio” to eliminate the tax effect of any permitted repurchases of the Senior Subordinated Notes; (iii) add as a permitted use of proceeds of the Acquisition Credit Facility the permitted repurchases of the Senior Subordinated Notes; (iv) reduce the borrowing base availability under the Revolving Credit Facility by $3,000,000 from the time the Company first borrows under the Acquisition Credit Facility to repurchase Senior Subordinated Notes until the lenders consent to terminate such restriction on availability; (v) amend the required interest coverage ratios applicable to fiscal year 2000; and (vi) amend the required senior leverage ratios applicable to fiscal 2000.

      On March 17, 2000, the New Credit Facility was amended to (i) permit the use of up to $1,500,000 of the Acquisition Credit Facility to repurchase Discount Notes at or below par value; (ii) extend the right to purchase the Senior Subordinated Notes and the Discount Notes through August 31, 2000; (iii) amend the definition of “Fixed Charge Coverage Ratio” to eliminate the tax effect of any permitted repurchases of the Discount Notes; (iv) add as a permitted use of proceeds of the Acquisition Credit Facility the permitted repurchases of the Discount Notes; and (v) reinstate the borrowing base availability under the Revolving Credit Facility by $3,000,000.

Year 2000 Issue

      Holdings completed its Year 2000 readiness plan in the fourth quarter of fiscal 2000. As a result of its planning and implementation efforts, Holdings has not experienced any Year 2000 problems. Holdings will continue to monitor its mission critical computer applications and those of its vendors and suppliers through fiscal 2001, to ensure that any Year 2000 matters that may arise are properly addressed. The total cost expended in the Year 2000 readiness plan was approximately $0.06 million. Certain portions of these expenditures included the replacement of systems which were capitalized as new hardware and software, in accordance with EITF 96-14.

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

      In December 1999, the Staff of the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition,” to provide guidance on the recognition, presentation and disclosure of revenues in financial statements. Holdings’ revenue recognition practices are in conformity with SAB No. 101.

Inflation and Changing Prices

      Holdings’ sales and costs are subject to inflation and price fluctuations. However, they historically have not, and in the future are not expected to have, a material adverse effect on Holdings’ results of operations.

Forward Looking Statements

      When used in this Annual Report on Form 10-K, the words “believes”, “anticipates”, “expects” and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. Holdings wishes to caution readers that the following important factors in some cases have affected and in the future could affect Holdings’ actual results and could cause Holdings’ actual results to differ materially from those expressed in any forward looking statements made by Holdings: (i) economic conditions in the safety shoe market, (ii) availability of credit, (iii) increase in interest rates, (iv) cost of raw materials, (v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives, (ix) loss or disruption of Holdings’ relationships with its major suppliers, including Holdings’ largest supplier in China and (x) inability to grow by acquisition of additional safety shoe distributors or to effectively consolidate operations of businesses acquired.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      Holdings is exposed to market risk primarily from changes in interest rates and foreign exchange rates.

      The following discussion of Holdings’ exposure to various market risks contains “forward looking statements” that are subject to risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates and foreign currency translation rates, actual results could differ materially from those projected in such forward looking statements.

Interest Rates

      At January 29, 2000, Holdings had fixed-rate debt totaling $127.4 million in principal amount and having a fair value of $72.1 million. These instruments bear interest at a fixed rate and, therefore, do not expose Holdings to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease by approximately $6.3 million if interest rates were to increase by 10% from their levels at January 29, 2000 (i.e., an increase from the weighted average interest rate of 10.7% to a weighted average interest rate of 11.7%). At January 30, 1999, Holdings had fixed-rate debt totaling $146.1 million in principal amount and having a fair value of $91.8 million, which would have decreased to $84.0 million had interest rates increased 10% from January 30, 1999 levels.

      At January 29, 2000, Holdings had variable-rate debt totaling $27.0 million in principal amount and having a fair value of $27.0 million. These instruments are entered into for purposes other than trading. These borrowings are under the New Credit Facility (see “Notes to Consolidated Financial Statements—Note 7, Long-term debt”). If interest rates were to increase by 10% from their levels at January 29, 2000, Holdings would incur additional annual interest expense of approximately $0.2 million. At January 30, 1999, Holdings had variable-rate debt totaling $22.7 million in principal amount and having a fair value of $22.7 million. Holdings would have incurred additional interest expense of approximately $0.2 million had interest rates increased by 10% from their levels at January 30, 1999.

      Holdings has entered into interest rate swap agreements with a combined notional amount of $50.0 million to reduce its exposure to adverse fluctuations in interest rates relating to this floating-rate debt, rather than for trading purposes. Holdings has not entered into any derivative financial instruments for trading purposes. If floating rates were to increase by 10% from their levels at January 29, 2000 and January 30, 1999, Holdings would incur additional annual interest expense of approximately $0.1 million after taking into account the effect of the interest rate swap agreements.

Foreign Exchange Rates

      A substantial majority of Holdings’ sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 29, 2000, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $7.4 million, or approximately 6.2% of total sales. Net loss denominated in currencies other than U.S. dollars totaled $0.1 million, or approximately 5% of total net loss before extraordinary item. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.7 million and an immaterial decrease in net loss for the fiscal year ended January 29, 2000. Holdings’ subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which further mitigate the impact of foreign exchange rate changes. Holdings has no foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data.

Iron Age Holdings Corporation

Consolidated Financial Statements

Years ended January 29, 2000 and January 30, 1999

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Iron Age Holdings Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Holdings Corporation (“Holdings”) as of January 29, 2000 and January 30, 1999, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for the years ended January 29, 2000 and January 30, 1999, the period February 27, 1997 through January 31, 1998 and the period January 26, 1997 through February 26, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Holdings Corporation at January 29, 2000 and January 30, 1999, and the consolidated results of their operations and their cash flows for the years ended January 29, 2000 and January 30, 1999, the period February 27, 1997 through January 31, 1998 and the period January 26, 1997 through February 26, 1997, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Pittsburgh, Pennsylvania

March 15, 2000

Iron Age Holdings Corporation

Consolidated Balance Sheets

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)

Assets

Current assets:
Cash and cash equivalents	$269	$517
Accounts receivable, net	17,204	16,965
Inventories	34,410	36,681
Prepaid expenses	1,728	4,469
Deferred income taxes	875	861

Total current assets	54,486	59,493
Other noncurrent assets	1,537	431
Property and equipment, net	10,463	11,008
Intangible assets, net	104,267	109,100

Total assets	$170,753	$180,032

Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of long-term debt	$458	$544
Accounts payable	2,573	3,307
Accrued expenses	7,216	8,134

Total current liabilities	10,247	11,985
Long-term debt, less current maturities	139,530	150,514
Other noncurrent liabilities	430	516
Deferred income taxes	3,762	4,956

Total liabilities	153,969	167,971

Commitments and contingencies	—	—
Redeemable preferred stock	5,361	—

Stockholders’ equity:
Common stock, $.01 par value, 200,000 shares authorized, 99,992 and 99,625 issued and outstanding at January 29, 2000 and January 30, 1999, respectively	1	1
Additional paid-in capital	38,099	38,086
Accumulated deficit	(26,553)	(25,840)
Other comprehensive loss	(124)	(186)

Total stockholders’ equity	11,423	12,061

Total liabilities and stockholders’ equity	$170,753	$180,032

See accompanying notes.

Iron Age Holdings Corporation

Consolidated Statements of Income

	Successor			Predecessor

			February 27, 1997	January 26, 1997
	Year ended		through	through
	January 29, 2000	January 30, 1999	January 31, 1998	February 26, 1997

	(In Thousands)
Net sales	$120,351	$124,294	$107,769	$10,937
Cost of sales	59,525	63,228	53,304	5,610

Gross profit	60,826	61,066	54,465	5,327

Selling, general and administrative	41,515	46,854	36,541	5,120
Depreciation	1,816	1,670	1,443	121
Amortization of intangible assets	3,638	3,523	2,983	117

Operating income (loss)	13,857	9,019	13,498	(31)

Gain on divestiture	—	1,678	—	—
Interest expense	15,740	14,844	9,855	1,116

(Loss) income before income taxes	(1,883)	(4,147)	3,643	(1,147)

Provision (benefit) for income taxes	211	(874)	1,686	(452)

(Loss) income before extraordinary gain (loss)	(2,094)	(3,273)	1,957	(695)
Extraordinary gain (loss), net of tax	1,804	(4,015)	—	—

Net (loss) income	$(290)	$(7,288)	$1,957	$(695)

See accompanying notes.

Iron Age Holdings Corporation

Consolidated Statements of Stockholders’ Equity and Comprehensive Income

				Retained
	Common Stock			Earnings	Other
			Paid-in	(Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit)	(Loss) Income	Total

	(In Thousands)

Predecessor
Balance at January 25, 1997	101,020	$1	$7,328	$9,310	$(223)	$16,416

Comprehensive loss:
Net loss	—	—	—	(695)	—	(695)
Foreign currency translation adjustment, net of tax	—	—	—	—	(22)	(22)

Comprehensive loss						(717)
Stock-based compensation	—	—	1,054	—	—	1,054

Balance at February 26, 1997	101,020	$1	$8,382	$8,615	$(245)	$16,753

Successor
Balance at February 27, 1997	—	$—	$—	$—	$—	$—

Comprehensive income:
Net income	—	—	—	1,957	—	1,957
Foreign currency translation adjustment, net of tax	—	—	—	—	(65)	(65)

Comprehensive income						1,892
Capital contribution	99,625	1	38,086	—	—	38,087
Dividend accrued on Preferred stock	—	—	—	(2,131)	—	(2,131)

Balance at January 31, 1998	99,625	1	38,086	(174)	(65)	37,848

Comprehensive loss:
Net loss	—	—	—	(7,288)	—	(7,288)
Foreign currency translation adjustment, net of tax	—	—	—	—	(121)	(121)

Comprehensive loss						(7,409)
Dividends paid on preferred stock	—	—	—	(633)	—	(633)
Dividends paid on common stock	—	—	—	(17,745)	—	(17,745)

Balance at January 30, 1999	99,625	1	38,086	(25,840)	(186)	12,061

Comprehensive loss:
Net loss	—	—	—	(290)	—	(290)
Foreign currency translation adjustment, net of tax	—	—	—	—	62	62

Comprehensive loss						(228)
Stock option exercise	367	—	13	—	—	13
Dividends accrued on preferred stock	—	—	—	(423)	—	(423)

Balance at January 29, 2000	99,992	$1	$38,099	$(26,553)	$(124)	$11,423

See accompanying notes

Iron Age Holdings Corporation

Consolidated Statements of Cash Flows

	Successor		Successor	Predecessor

			February 27	January 26
	Year Ended	Year Ended	1997 through	1997 through
	January 29, 2000	January 30, 1999	January 31, 1998	February 26, 1997

	(In Thousands)

Operating Activities
Net (loss) income	$(290)	$(7,288)	$1,957	$(695)

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Extraordinary (gain) loss, net of tax	(1,804)	4,015	—	—
Gain on divestiture	—	(1,678)	—	—
Depreciation and amortization	5,943	5,592	4,727	246
Amortization of deferred financing fees included in interest	897	606	613	16
Accretion of original issue discount	3,421	2,400	—	—
Provision for losses on accounts receivable	174	(107)	30	10
Deferred income taxes	(1,208)	(2,383)	(596)	—
Stock-based compensation	—	—	—	1,054

Changes in operating assets and liabilities:
Accounts receivable	(413)	85	372	(954)
Inventories	2,271	502	(6,976)	797
Prepaid expenses	2,741	99	232	65
Other noncurrent assets and liabilities	(34)	(15)	(14)	20
Accounts payable	(734)	(981)	(1,375)	(573)
Accrued expenses	(2,224)	593	(882)	1,450

Net cash provided by (used in) operating activities	8,740	1,440	(1,912)	1,436

Investing Activities
Net cash used in business acquisitions	—	(5,241)	(141,717)	—
Capitalization of internal use software costs	(1,277)	—	—	—
Proceeds from divestiture	—	2,544	—	—
Purchases of property and equipment	(1,760)	(2,338)	(2,365)	(117)

Net cash used in investing activities	(3,037)	(5,035)	(144,082)	(117)

Financing Activities
Borrowing under revolving credit agreement	24,925	49,150	44,450	(1,909)
Proceeds from senior term notes	—	—	65,000	—
Proceeds from senior subordinated notes	—	100,000	14,550	—
Proceeds from senior discount notes	—	25,001	—	—
Capital contribution	—	—	40,000	—
Issuance of common stock	13	—	—	—
Issuance of Series B redeemable preferred stock	4,938	—	—	—
Issuance of Series A preferred stock	—	—	14,900	—
Issuance of stock purchase warrants	—	—	100	—
Principal payments on debt	(35,460)	(127,683)	(23,531)	(357)
Payment of financing costs	(317)	(6,897)	(7,468)	—
Call premium on early extinguishment of old subordinated notes	—	(1,562)	—	—
Redemption of Holdings Series A Preferred Stock, including cumulative unpaid dividends	—	(17,664)	—	—
Dividends paid on common stock	—	(17,745)	—	—
Principal payments on capital leases, net	(112)	(333)	(328)	(33)

Net cash (used in) provided by financing activities	(6,013)	2,267	147,673	(2,299)
Effect of exchange rate changes on cash and cash equivalents	62	(224)	(110)	(37)

(Decrease) increase in cash and cash equivalents	(248)	(1,552)	1,569	(1,017)
Cash and cash equivalents at beginning of year	517	2,069	500	1,517

Cash and cash equivalents at end of year	$269	$517	$2,069	$500

Consolidated Statements of Cash Flows (continued)

	Successor		Successor	Predecessor

			February 27	January 26
	Year Ended	Year Ended	1997 through	1997 through
	January 29, 2000	January 30, 1999	January 31, 1998	February 26, 1997

	(In Thousands)

Supplemental disclosures of cash flow information

Cash paid during the period for:
Interest	$11,728	$10,377	$7,837	$552
Income taxes	$2,371	$1,254	$1,138	$7

Supplemental schedule of noncash investing and financing activities
Dividends accrued on redeemable preferred stock	$423	$—	$—	$—
Write-off of deferred financing costs	$730	$—	$—	$—
Capital lease agreements for equipment	$226	$373	$206	$—

Assets acquired and liabilities assumed in connection with acquisitions:
Fair value of assets acquired	$—	$6,626	$171,328	$—
Liabilities assumed	—	(1,236)	(21,946)	—

Cash paid	—	5,390	149,382	—
Less fees and expenses	—	(149)	(7,468)	—
Less cash acquired	—	—	(197)	—

Net cash used in business acquisitions	$—	$5,241	$141,717	$—

See accompanying notes.

Iron Age Holdings Corporation

Notes to Consolidated Financial Statements

January 29, 2000 and January 30, 1999

1. Organization and Significant Accounting Policies

Organization and Activities

The accompanying consolidated financial statements include the accounts of Iron Age Holdings Corporation and its wholly owned subsidiaries, Iron Age Corporation (“Iron Age”), Falcon Shoe Mfg. Co. (“Falcon”), Iron Age Investment Company, Iron Age Mexico S.A. de C.V., Iron Age Canada Ltd., IA Vision Acquisition Co., and Safety Supplies and Service Company, Inc. (together, “Holdings”). All significant intercompany accounts and transactions have been eliminated in consolidation.

Holdings is majority-owned by Fenway Partners Capital Fund, L.P. (“Fenway”). Holdings was acquired by the Fenway and certain other investors, in partnership with certain members of management, effective February 26, 1997 (the “Fenway Acquisition”) (see Note 2).

The accompanying consolidated financial statements present the twelve-month period ended January 31, 1998 in two components. The period January 26, 1997 through February 26, 1997 includes the historical results of Iron Age Holdings Corporation prior to the Fenway Acquisition and the period after February 26, 1997 includes the results of Iron Age Holdings Corporation after the Fenway Acquisition. In these financial statements, Iron Age Holdings Corporation is referred to as the “Predecessor” prior to February 26, 1997 and as the “Successor” or “Holdings” after such date.

Effective April 24, 1998, Holdings refinanced its old credit facility (the “Old Credit Facility”) and its old subordinated notes (the “Old Subordinated Notes”) with a new credit facility (the “New Credit Facility”), 9 7/8% senior subordinated notes due 2008 (the “Senior Subordinated Notes”), and 12 1/8% senior discount notes due 2009 (the “Discount Notes”) (collectively, the “April 1998 Transactions”) (see Note 7).

Holdings distributes and manufactures work footwear with operations concentrated in North America. As a percentage of sales, 97% and 3% of Holdings’ operations are related to distributing and manufacturing, respectively. Holdings has one reportable segment, distribution of work footwear in the United States.

1. Organization and Significant Accounting Policies (continued)

Fiscal Year

Holdings’ fiscal year ends on the last Saturday in January. The 1999 and 2000 fiscal years include 52 weeks. The combined periods of January 26, 1997 through February 26, 1997 and February 27, 1997 through January 31, 1998 include 53 weeks.

Cash and Cash Equivalents

Holdings considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

Inventories

Approximately 93% of inventories at January 29, 2000 and January 30, 1999 are stated at the lower of last-in, first-out (“LIFO”) cost or market. The remaining inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

Catalog Costs

Holdings produces periodic catalogs and amortizes the mailing and production costs over the related revenue stream, generally four to twelve months. Holdings has $789,000 and $766,000 of unamortized catalog costs at January 29, 2000 and January 30, 1999, respectively. For the year ended January 29, 2000, the year ended January 30, 1999 and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, advertising expense recorded by Holdings was $2,126,000, $2,455,000, $1,801,000, and $110,000, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided on the straight-line method based on estimated useful lives, as follows:

Building and improvements	40 years
Machinery and equipment	3-10 years

1. Organization and Significant Accounting Policies (continued)

Property and Equipment (continued)

Leasehold improvements are amortized over the shorter of the useful life of the asset or the term of the lease. Expenses for repairs, maintenance and renewals are charged to operations as incurred. Expenditures which improve an asset or extend its useful life are capitalized.

Intangible Assets

Goodwill—Goodwill represents the excess of amounts paid and liabilities assumed over the fair value of identifiable tangible and intangible assets acquired in purchase business combinations. This amount is amortized using the straight-line method over a period of 40 years. Holdings evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill could be impaired, Holdings would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicated that impairment had occurred, Holdings would adjust the book value of the goodwill to fair value.

Customer Lists—Customer lists represent the estimated cost of replacing Holdings’ customer base and are being amortized by the straight-line method over 15 years. The amortization period of 15 years approximates Holdings’ historical customer loss experience.

Deferred Financing Cost—Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period the related loans are outstanding.

Internal Use Software Costs

Effective February 1, 1998, Holdings adopted Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Holdings capitalized approximately $1,277,000 and $233,000 related to internal use software costs for the fiscal years ended January 29, 2000 and January 30, 1999, respectively. Internal use software costs are being amortized by the straight-line method over three to five years.

Foreign Currency Translation

The assets and liabilities of Holdings’ foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted average rates of exchange during the year. The translation adjustment is accumulated in “other comprehensive income (loss).” Foreign currency transaction gains and losses are included in determining net income. Such amounts are not material.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped.

1. Organization and Significant Accounting Policies (continued)

Financial Instruments

Holdings periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. Holdings has effectively converted $25 million of its New Credit Facility to a fixed rate basis and $25 million of its Senior Subordinated Notes to a floating rate basis. The interest rate swap agreement related to the New Credit Facility has a notional amount of $25 million and involves the payment of amounts at a fixed rate of 6.225% in exchange for floating rate interest payments computed at the LIBOR rate through March 14, 2000. The interest rate swap agreement related to the Senior Subordinated Notes has a notional amount of $25 million and involves the payment of floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875% through May 1, 2003. Interest payment amounts are exchanged over the lives of the agreements without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreements, the fair values of the interest rate swap agreements are not recognized in the financial statements. The fair value of the interest rate swap agreements are $(190,000) and $225,000 at January 29, 2000 and January 30, 1999, respectively. Approximately 36% or $50 million of Holdings’ outstanding long-term debt was subject to interest rate swap agreements at January 29, 2000.

Stock-Based Compensation

Certain members of Holdings’ management are granted options to purchase stock in Holdings. Holdings recognizes stock-based compensation using the intrinsic value method. Compensation expense related to stock option grants is reflected in Holdings’ financial statements as a charge to income and as an addition to paid-in capital. For disclosure purposes, pro forma net income is provided as if the fair value method had been applied.

Income Taxes

Deferred income taxes are provided for the tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period of the enactment.

Other Comprehensive Income

As of February 1, 1998, Holdings adopted Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes rules for the reporting and display of comprehensive income and its components. Statement No. 130 requires foreign currency translation gains and losses, which are reported separately in stockholders’ equity, to be included in other comprehensive income. The adoption of this statement had no impact on Holdings’ net income or stockholders’ equity.

1. Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions and Divestitures

Iron Age Holdings Corporation (Predecessor)

On February 26, 1997, the Predecessor was acquired in a leveraged buyout transaction by Holdings through an acquisition corporation for approximately $143,550,000, including transaction costs of $6,962,000. Holdings was formed by Fenway and other investors, including certain members of management, to effect the acquisition. The acquisition was financed by capital contributions of approximately $34,037,000 (net of carryover basis adjustment of $1,963,000), mandatorily redeemable preferred stock issued for $14,900,000 (the “Holdings Series A Preferred Stock”), common stock purchase warrants issued for $100,000, borrowings under the Old Credit Facility of $79,000,000, and the Old Subordinated Notes issued to certain Outside Investors (see Note 12) in the amount of $14,550,000 (net of a $450,000 discount).

      The Fenway Acquisition of the Predecessor was accounted for under the purchase method of accounting because on a fully diluted basis, 90% of the existing voting interest of Holdings common stock was acquired through a new holding company which was capitalized by a group of new shareholders, constituting a change in control of voting interest. The new holding company was capitalized through the issuance of 88,625 shares of common stock and was owned 100% by Fenway prior to the acquisition of Holdings. The new holding company was subsequently renamed Iron Age Holdings Corporation. Accordingly, the purchase price was allocated to the assets and liabilities assumed based on their relative fair values. However, since certain members of management had ownership in the Predecessor, the net assets acquired were recorded at the reinvesting stockholders’ carryover basis. Therefore, in allocating the purchase price of Holdings among its net assets, the difference between the fair values of the net assets acquired has been proportionately reduced by approximately $1,963,000 with such amount being charged against the gross stockholders’ equity of $36,100,000. The adjustment to stockholders’ equity represents the difference between the fair value of management’s 10% ownership and the carryover basis. Holdings recorded goodwill of approximately $84,073,000 in connection with the transaction, which is being amortized on a straight-line basis over 40 years. The 40-year amortization period was established based upon the characteristics of Holdings, its distribution system and its products. Because of this purchase price allocation, the accompanying consolidated financial statements of Holdings are not directly comparable to those of the Predecessor.

Holdings’ 1998 financial statements include the Predecessor’s operations from the date of acquisition.

2. Acquisitions and Divestitures (continued)

Knapp Shoes, Inc.

On March 14, 1997, Holdings acquired certain assets and assumed certain liabilities of Knapp Shoes, Inc. (“Knapp”) for approximately $5,832,000, including transaction costs of approximately $506,000 (the “Knapp Acquisition”). The Knapp Acquisition was funded with capital contributions from Fenway, New York Life Insurance Company, American Home Assurance Company, and Banque Nationale de Paris of $4,000,000 and additional borrowings under the Old Credit Facility of $1,326,000. The results of operations for Knapp are included in the consolidated statement of income from the date of acquisition. Knapp was a distributor and manufacturer of work and safety footwear. The Knapp Acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based on their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $4,885,000 is being amortized on the straight-line basis over 40 years.

Other Acquisitions

During the year ended January 30, 1999, Holdings acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”), and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc., J. Mars Knapp Shoes and Work-Saf, Inc. for approximately $5,390,000, including transaction costs of approximately $150,000. The results of operations are included from the date of the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $2,849,000 is being amortized on the straight-line basis, over 40 years.

Divestitures

On May 25, 1999, Holdings sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

On September 9, 1998, Holdings announced the sale of the Dunham trademark and related trademarks with no carrying value to New Balance Athletic Shoes, Inc. and New Balance Trading Company, Ltd. (“New Balance”), effective August 31, 1998, for $2.0 million and recorded a gain of $1.7 million, net of certain transaction costs (the “Dunham Sale”). Dunham wholesale sales were $3.1 million in fiscal 1999, consisting of Dunham sales of $1.3 million prior to the Dunham Sale, sales of on-hand inventory to New Balance for approximately $0.6 million in conjunction with the Dunham Sale and sales of Dunham products of $1.2 million to New Balance after the Dunham Sale. In conjunction with the sale, Holdings’ Falcon manufacturing subsidiary agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name pursuant to a two-year supply agreement with New Balance. The supply agreement does not contain a minimum purchase quantity and prices under the supply agreement are based upon the volume purchased annually by New Balance.

3. Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts of approximately $444,000 and $275,000 as of January 29, 2000 and January 30, 1999, respectively. Holdings does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. Holdings serves a diverse customer base and believes there is minimal concentration of credit risk.

4. Inventories

The major components of inventories are as follows:

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)
Finished products	$32,134	$33,814
Raw materials	2,602	3,143

	34,736	36,957
Less excess of current cost over LIFO inventory value	326	276

	$34,410	$36,681

5. Property and Equipment

Property and equipment consist of the following:

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)
Land and buildings	$3,314	$3,217
Vehicles	4,217	3,727
Furniture and fixtures	1,380	1,234
Machinery and equipment	6,217	5,471
Leasehold improvements	1,310	1,060

	16,438	14,709
Less accumulated depreciation and amortization	5,975	3,701

Net property and equipment	$10,463	$11,008

6. Intangible Assets

Intangible assets consist of the following:

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)
Goodwill	$91,999	$91,823
Customer lists	17,042	17,188
Deferred financing costs	6,370	6,897
Other	214	236

	115,625	116,144
Less accumulated amortization	11,358	7,044

	$104,267	$109,100

In connection with the Transactions, Holdings expensed approximately $4,927,000 of unamortized deferred financing costs related to the Old Credit Facility and the Old Subordinated Notes. Such costs are included in Holdings’ extraordinary loss, net of tax, for the year ended January 30, 1999. Financing costs incurred in connection with obtaining the Senior Subordinated Notes, the Discount Notes and the New Credit Facility of approximately $6,370,000 have been deferred by Holdings as of January 29, 2000 and will be amortized over the period the Senior Subordinated Notes, the Discount Notes and the New Credit Facility are outstanding (see Note  7).

7. Long-term Debt

Long-term debt consists of the following:

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)
9 7/8% Senior Subordinated Notes due 2008	$81,360	$100,000
12 1/8% Senior Discount Notes due 2009	45,140	45,140
New Credit Facility	26,961	22,700
Other notes	178	178
Capitalized lease obligations	684	796

	154,323	168,814

Less:
Current maturities	458	544
Unamortized discount	14,335	17,756

	$139,530	$150,514

9 7/8% Senior Subordinated Notes Due 2008

On April 24, 1998, Iron Age issued $100,000,000 of Senior Subordinated Notes. Iron Age used the net proceeds from the issuance of the Senior Subordinated Notes, approximately $21,600,000 of borrowings under its New Credit Facility and approximately $1,200,000 of cash to (i) extinguish certain existing indebtedness, (ii) redeem a portion of the Holdings Series A Preferred Stock, and (iii) pay fees and expenses related to these transactions. These transactions resulted in the recording of an extraordinary loss during April 1998 of approximately $6,923,000, excluding related tax effect of $2,908,000. The extraordinary loss on the extinguishment of debt is comprised of prepayment penalties on the Old Subordinated Notes of $1,562,000; unamortized deferred financing fees of $4,927,000; and unamortized discount on the Old Subordinated Notes of $434,000.

7. Long-term Debt (continued)

9 7/8% Senior Subordinated Notes Due 2008 (continued)

The Senior Subordinated Notes accrue interest at the rate of 9 7/8% per annum and are payable semiannually in arrears on May 1 and November 1, commencing on November 1, 1998.

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

The indenture for the Senior Subordinated Notes requires Iron Age and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on incurrence of indebtedness, certain payments and distributions and sales of Iron Age’s assets and stock.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 29, 2000, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Effective September 15, 1998, Iron Age filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act”), with respect to its offer to exchange an aggregate principal amount of up to $100,000,000 of its 9 7/8% Senior Subordinated Notes due 2008 (the “Exchange Notes”), which have been registered under the Securities Act, for a like principal amount of its Senior Subordinated Notes, which have not been so registered. The terms of the Exchange Notes are identical in all material respects to the Senior Subordinated Notes, except for certain transfer restrictions and registration rights relating to the Senior Subordinated Notes.

On September 22, 1999, Holdings purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.13 million (the “September 1999 Transaction”). The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.375 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million, and income taxes of $0.64 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “September 1999 Transaction.”

On July 20, 1999, Holdings purchased $9.64 million in principal amount of its Senior Subordinated Notes for $7.66 million (the “July 1999 Transaction”). The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.563 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.92 million, net of unamortized deferred financing costs of $0.38 million, and income taxes of $0.67 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “July 1999 Transaction.”

12 1/8% Senior Discount Notes Due 2009

On April 24, 1998, Holdings issued $45,140,000 principal amount at maturity of Discount Notes, the proceeds of which were used (i) to pay a dividend to Holdings’ stockholders of $17,745,000, (ii) to redeem a portion of the Holdings Series A Preferred Stock, (iii) to make a capital contribution to Iron Age of approximately $2,245,000 for compensation payments to certain members of management and (iv) to pay fees and expenses related to these transactions. The Discount Notes accrete at a rate of 12 1/8% per annum compounded semiannually until May 1, 2003. No interest will accrue prior to May 1, 2003. Interest will accrue thereafter at a rate of 12 1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2003. The Discount Notes mature on May 1, 2009.

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

The indenture for the Discount Notes requires Holdings and its subsidiaries to comply with certain restrictive covenants, including a restriction on dividends and limitations on the incurrence of indebtedness, certain payments and distributions and sales of Holding’s assets and stock.

The ability of Holdings to pay principal and interest on the Discount Notes and to satisfy other existing and future debt obligations will depend on Iron Age’s ability to distribute dividends to Holdings. Iron Age is party to the New Credit Facility and the indenture for the Senior Subordinated Notes, each of which imposes substantial restrictions (including the satisfaction of certain financial conditions) on Iron Age’s ability to pay dividends or make other payments to Holdings. The ability of Iron Age to comply with such conditions under the New Credit Facility and the indenture for the Senior Subordinated Notes may be affected by events that are beyond the control of Holdings. Future borrowings by Iron Age can be expected to contain restrictions or prohibitions on the payment of dividends by Iron Age to Holdings. Applicable state laws may also, under certain circumstances, impose significant restrictions on the payment of dividends by Iron Age or Holdings’ other subsidiaries.

Effective September 15, 1998, Holdings filed a registration statement on Form S-4 under the Securities Act with respect to its offer to exchange an aggregate principal amount of up to $45,140,000 at maturity of its 12 1/8% Senior Discount Notes due 2009 (the “Exchange Discount Notes”), which have been registered under the Securities Act, for a like principal amount at maturity of its Discount Notes, which have not been so registered. The terms of the Exchange Discount Notes are identical in all material respects to the Discount Notes, except for certain transfer restrictions and registration rights relating to the Discount Notes.

Long-term Debt (continued)

New Credit Facility

On April 24, 1998, Iron Age and Holdings entered into a New Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders which, as amended, provides for a $61,560,600 senior secured credit facility that is comprised of a $30,000,000 revolving working capital facility and, as amended, a $31,560,600 revolving acquisition facility. The working capital facility matures on April 24, 2004. The balance of the revolving acquisition facility converts into a term loan on April 30, 2001 and matures in quarterly installments from July 31, 2001 to April 30, 2004. Under the working capital facility, Iron Age has a $2,000,000 letter of credit and a $3,000,000 swing line facility which will expire April 24, 2004. Outstanding obligations under the letter of credit and the swing line facility were $195,000 and $0, respectively, at January 29, 2000.

Borrowings under the New Credit Facility may be used to fund Iron Age’s working capital requirements, finance certain permitted acquisitions and general corporate requirements of Holdings and pay fees and expenses related to the foregoing. Iron Age is required to pay a 0.4375% fee on the average daily unused portion of the New Credit Facility. Iron Age is also subject to mandatory prepayment terms as described in the New Credit Facility.

Borrowings under the New Credit Facility accrue interest, at the option of Iron Age, at either LIBOR plus 2.25% or the greater of the financial institution’s prime rate and the federal funds rate plus 0.75%. Borrowings on the New Credit Facility accrue interest at 9.25% for prime rate borrowings and between 8.06% and 8.69% for LIBOR borrowings, at January 29, 2000.

Iron Age has classified its borrowings under the New Credit Facility as long-term as of January 29, 2000 due to its ability and intent to maintain such borrowings on a long-term basis.

The New Credit Facility is guaranteed on a senior basis by Holdings and is collateralized by substantially all of Iron Age’s and its subsidiaries’ assets. The New Credit Facility contains certain covenants which require Iron Age to maintain leverage ratios, fixed charge coverage ratios and interest coverage ratios. The New Credit Facility further limits capital expenditures and sales of assets, declaration of dividends and other restricted payments, and additional indebtedness. The New Credit Facility also restricts the sale or transferring of Iron Age’s assets or capital stock.

Long-term Debt (continued)

Other Notes

Holdings has other notes of approximately $178,000 at January 29, 2000 and January 30, 1999, respectively. The notes accrue interest at 9.5%.

Future Maturities of Long-term Debt

Five-year maturities of long-term debt are as follows (in thousands):

2001	$458
2002	4,925
2003	6,439
2004	7,976
2005	8,025
Thereafter	112,165

$139,988

8. Fair Values of Financial Instruments

The following methods and assumptions were used by Holdings in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents—The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt and interest rate swap agreements—The carrying amounts of Holdings’ borrowings under its New Credit Facility approximate its fair value because the New Credit Facility is a variable rate debt instrument. The fair values of Holdings’ Senior Subordinated Notes and Senior Discount Notes are estimated based upon quoted market prices. The fair values of Holdings’ capital lease obligations, other notes and interest rate swap agreements are estimated using discounted cash flow analysis, based on Holdings’ current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of Holdings’ financial instruments at January 29, 2000 and January 30, 1999 are as follows:

	Successor

	January 29, 2000		January 30, 1999

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

	(In Thousands)

Cash and cash equivalents	$269	$269	$517	$517

9 7/8% Senior Subordinated Notes due 2008	81,360	58,579	100,000	75,000

New Credit Facility	26,961	26,961	22,700	22,700

12 1/8% Senior Discount Notes due 2009	30,805	12,639	27,384	15,799

Other notes	178	178	178	178

Interest rate swap agreements	—	(190)	—	225

Capital lease obligations	684	689	796	802

9. Employee Benefit Plans

Holdings sponsors a 401(k) profit sharing defined contribution pension plan. Contributions to the plan are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plan covers substantially all of its salaried employees. For the fiscal years ended January 29, 2000 and January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, pension and profit sharing expenses were approximately $523,000, $520,000, $820,000, and $156,000, respectively.

10. Income Taxes

Income tax expense before extraordinary gains and losses consists of the following:

	Successor			Predecessor

			February 27, 1997	January 26, 1997
	Year Ended		through	through
	January 29, 2000	January 30, 1999	January 31, 1998	February 26, 1997

	(In Thousands)

Income taxes:

Current:
Federal	$1,641	$533	$2,306	$(450)
State	(283)	145	(24)	(2)

	1,358	678	2,282	(452)

Deferred:
Federal	(1,270)	(1,098)	(458)	—
State	123	(454)	(138)	—

	(1,147)	(1,552)	(596)	—

	$211	$(874)	$1,686	$(452)

A reconciliation of U.S. income tax computed at the statutory rate and actual expense is as follows:

	Successor			Predecessor

			February 27, 1997	January 26, 1997
	Year Ended		through	through
	January 29, 2000	January 30, 1999	January 31, 1998	February 26, 1997

	(In Thousands)
Amount computed at statutory rate	$(640)	$(1,410)	$1,239	$(390)
State and local taxes less applicable federal income tax	(106)	(203)	(107)	(1)
Goodwill and other amortization	830	788	657	26
Other	127	(49)	(103)	(87)

	$211	$(874)	$1,686	$(452)

10. Income Taxes (continued)

The components of the net deferred tax asset and liability are as follows:

	Successor

	January 29,	January 30,
	2000	1999

	(In Thousands)

Deferred tax liabilities:
Inventory	$2,244	$2,244
Property and equipment	1,096	1,147
Customer lists	5,068	5,584
Other	385	257

Total deferred tax liabilities	8,793	9,232

Deferred tax assets:
Interest expense	3,895	2,788
State net operating loss carryforwards	880	1,100
Inventory	509	556
Accrued expenses	530	553
Other	92	140

Total deferred tax assets	5,906	5,137

Net deferred tax liabilities	$2,887	$4,095

State net operating loss carryforwards (“NOLs”) were generated during the 1999 fiscal year. Approximately $831,000 relates to the state income tax benefit from extraordinary losses incurred in connection with the early debt extinguishment (see Note 7). The NOLs expire at various times beginning in fiscal year 2002 through 2019.

11. Commitments and Contingencies

Purchase Commitments

Holdings purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. Holdings purchased approximately 29%, 24%, 20%, and 17% of its inventory from one vendor for the fiscal years ended January 29, 2000 and January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, respectively. At January 29, 2000 and January 30, 1999, Holdings had outstanding inventory purchase commitments of approximately $13,446,000 and $16,189,000, respectively.

A significant amount of Holdings’ products are produced in the Far East. As a result, Holdings’ operations could be adversely affected by political instability resulting in the disruption of trade from the countries in which these suppliers are located or by the imposition of additional duties or regulations relating to imports or by the supplier’s inability to meet Holdings’ production requirements.

11. Commitments and Contingencies (continued)

Lease Commitments

Holdings leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

	Capital
	Leases	Operating Leases

2001	$350	$3,179
2002	238	2,429
2003	155	1,688
2004	94	914
2005	23	486
Thereafter	—	429

Total minimum lease payments	860	$9,125

Less amounts representing interest	176

Present value of future minimum lease payments	684
Less current maturities of capital lease obligations	280

Capital lease obligations	$404

Operating lease expense under such arrangements was approximately $3,521,000, $3,972,000, $3,785,000 and $203,000 for the fiscal years ended January 29, 2000 and January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, respectively. Amortization of assets recorded under capital leases is included with depreciation expense in Holdings’ results of operations.

11. Commitments and Contingencies (continued)

Lease Commitments (continued)

At January 29, 2000 and January 30, 1999, property and equipment include capitalized vehicle leases of approximately $1,823,000 and $1,627,000, respectively, and accumulated amortization of approximately $1,075,000 and $592,000, respectively.

Litigation

Holdings is involved from time to time in lawsuits that arise in the normal course of business. Holdings actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on Holdings’ financial position, results of operations or liquidity.

12. Redeemable Preferred Stock and Stock Purchase Warrants

On December 29, 1999, in connection with the September 1999 Transaction and the July 1999 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Fenway during fiscal 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of $2,044,325 divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using an the interest method.

In connection with the Fenway Acquisition and the Knapp Acquisition described in Note 2, Holdings issued to New York Life Insurance Company and American Home Assurance Company (the “Outside Investors”) 9,818 shares of Holdings common stock for an aggregate consideration of approximately $3,570,000, or $363.64 per share, and common stock purchase warrants (“Warrants”) to acquire 6,962 shares of Holdings common stock for an aggregate consideration of $100,000. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share.

13. Stock Options

Successor

The 1997 Stock Option Plan (the “Option Plan”) provides for the granting of either incentive stock options or nonqualified stock options to purchase shares of Holdings common stock and for other stock-based awards to officers, directors, key employees, consultants and advisors who, in the opinion of Holdings’ Board of Directors, are in a position to make a significant contribution to the success of Holdings and its subsidiaries. The Option Plan authorized the issuance of options to purchase up to an aggregate of 20,245 shares of Holdings common stock, 11,528 of which shall be for Series A Options and 8,717 of which shall be for Series B Options.

Nonqualified Series A Options of 11,528 were granted to certain officers of Iron Age in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the Predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings’ common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3,772,700, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by Fenway as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. During the year ended January 29, 2000, 367 Series A Options were exercised. The 11,161 remaining Series A Options are fully vested and exercisable as of January 29, 2000.

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of Iron Age with an exercise price of approximately $364 per share. Approximately 65% of the options (“Series B Basic”) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholder, at the rate of 20% per year commencing with Holdings’ fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings’ net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set by the Board of Directors for such fiscal year. The remaining 35% of Series B Options (“Series B Extra”) vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the April 1998 Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, as defined in the Option Plan, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings common stock at the time such options vest and the exercise prices of $186 or $364, respectively. During the year ended January 29, 2000, 904 nonvested Series B Basic options were reclassified from vesting , subject to the achievement of certain target earnings, to options which vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders. During the year ended January 29, 2000, 452 non vested Series B Basic options became vested and exercisable at an exercise price of $186 per share. No Series B Options became exercisable during the year ended January 30, 1999.

Holdings applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. For the fiscal years ended January 29, 2000 and January 30, 1999 and the period February 27, 1997 through January 31, 1998, no compensation cost has been recognized in the Holdings’ financial statements.

13. Stock Options (continued)

Successor (continued)

Had compensation cost for Holdings’ stock option plan been determined based on the fair value of such awards at the grant date, consistent with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, Holdings’ total net income would have been as follows:

	Year Ended		February 27, 1997
			Through
	January 29, 2000	January 30, 1999	January 31, 1998

	(In Thousands)

Net income:
As reported	$(290)	$(7,288)	$1,957
Pro forma	(303)	(7,366)	1,801

The fair values of options granted were estimated at the date of grant using the minimum value option-pricing model based on the following assumptions:

	Year Ended		February 27, 1997
			Through
	January 29, 2000	January 30, 1999	January 31, 1998

	(In Thousands)
Risk-free interest rate	6.0	6.0	6.0
Dividend yield	0.0	0.0	0.0
Expected life	5 years	3 years	3 years
Volatility	Not applicable	Not applicable	Not applicable

A summary of the status of the shares under Holdings’ stock option plan is as follows:

	Year Ended		February 27, 1997
			Through
	January 29, 2000	January 30, 1999	January 31, 1998

	(In Thousands)
Outstanding, beginning of year	20,095	20,095	—
Exercised	(367)	—	—
Granted	1,145	100	20,095
Forfeited	(2,358)	(100)	—

Outstanding, end of year	18,515	20,095	20,095

Options exercisable at end of year	12,590	12,610	12,630

13. Stock Options (continued)

Successor (continued)

Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

							February 27, 1997
	Year Ended			Year Ended			through
	January 29, 2000			January 30, 1999			January 31, 1998

		Series	Series		Series	Series		Series	Series
	Series	B	B	Series	B	B	Series	B	B
	A	Basic	Extra	A	Basic	Extra	A	Basic	Extra

Weighted average fair value of options at grant date	—	52	—	5	51	26	5	51	26
Weighted average exercise price of all outstanding options	36	220	186	36	228	186	36	364	364
Weighted average exercise price of options exercisable	36	307	—	36	364	—	36	364	—
Weighted average exercise price of options granted during the year	—	186	—	—	186	—	36	364	364
Weighted average exercise price of options exercised during the year	36	—	—	—	186	—	—	—	—
Weighted average exercise price of options expired and forfeited during the year	—	194	—	—	186	—	—	—	—
Weighted average remaining contractual life of options outstanding	7.1	7.6	7.1	8.1	8.1	8.1	9.1	9.1	9.1
Options outstanding at end of year	11,161	4,850	2,504	11,528	5,508	3,059	11,528	5,508	3,059
Options exercisable at end of year	11,161	1,429	—	11,528	1,082	—	11,528	1,102	—

Predecessor

The Predecessor had an option plan (the “Prior Plan”) for eligible officers and key management personnel. The Prior Plan authorized the issuance of up to 12,212 shares of Predecessor’s Class A common stock. A summary of Predecessor’s stock option activity and related information for the period January 26, 1997 through February 26, 1997 is as follows:

	January 26, 1997 through
	February 26, 1997

		Weighted Average
	Options	Exercise Price

Outstanding, beginning of period	12,212	$62
Exercised	12,212	62

Outstanding, end of period	—

Exercisable, end of period	—

13. Stock Options (continued)

Predecessor (continued)

For the period January 26, 1997 through February 26, 1997, the Predecessor recognized compensation expense of $1,054,000 for vesting of stock options and warrants issued to employees in accordance with APB Opinion No. 25, based on the intrinsic value between the exercise prices of performance-based and fixed option grants and the fair value of the Predecessor’s common stock at the measurement dates.

Had compensation expense for the Prior Plan been determined based on the fair value of stock option awards at the grant date, consistent with the methods of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, Predecessor’s net income on a pro forma basis for the period January 26, 1997 through February 26, 1997 would have been as follows (in thousands):

Net loss before stock options and warrants	$(695)
Recorded APB No. 25 compensation expense	(1,054)

Pro forma compensation expense from stock options and warrants:
Fiscal year ended January 27, 1996 grant	108

Pro forma net income	$251

The fair values of options granted under the Prior Plan were estimated at the date of grant using the minimum value option-pricing model based on the following assumptions:

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

Fenway provides management services to Holdings and Iron Age pursuant to an amended and restated management agreement (the “Management Agreement”) among Holdings, Iron Age and Fenway. Pursuant to the Management Agreement, Fenway provides Holdings and Iron Age with general management, advisory and consulting services with respect to Iron Age’s business and with respect to such other matters as Holdings may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Holdings paid management fees of $262,500, $250,000, $250,000 and $0 in the fiscal years ended January 29, 2000 and January 30, 1999, and the periods February 27, 1997 through January 31, 1998 and January 26, 1997 through February 26, 1997, respectively, for management and other advisory services. In addition, Holdings has reimbursed Fenway for certain related expenses incurred in connection with rendering such services in an amount equal to $135,000 for the year ended January 29, 2000 and $16,000 for the year ended January 30, 1999.

In connection with the Fenway Acquisition and the Knapp Acquisition, Holdings paid $2,070,000 and $200,000, respectively, to Fenway for financial advisory fees.

Holdings, Fenway, the Outside Investors, Iron Age management and all of the other stockholders and optionholders of Holdings are party to a stockholders’ agreement (the “Stockholders’ Agreement”) that, among other things, provides for tag-along rights, take-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders’ Agreement, certain rights of first refusal for Holdings and certain preemptive rights for certain stockholders. The Stockholders’ Agreement also provides that the parties thereto will vote their shares in the same manner as Fenway in connection with certain transactions and that Fenway will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders’ Agreement, Fenway is entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and Donald R. Jensen is entitled to designate one director.

15. Subsequent Event

On February 7, 2000, subsequent to fiscal 2000, Fenway purchased Discount Notes in the market. The purchase results in a gain to Holdings for income tax purposes only and a corresponding income tax liability to Holdings of approximately $1.3 million which is payable in May 2000. In order to mitigate any financial impact to Holdings, Fenway has agreed to make an equity contribution of approximately $1.3 million to Holdings, concurrent with the payment of Holdings’ first quarter income tax installment.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

IRON AGE HOLDINGS CORPORATION

January 29, 2000

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance At	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance At End
Descriptions	Period	Expenses	Describe	Describe		of Period

Year ended January 29, 2000:

Deducted from assets accounts:
Allowance for doubtful accounts	$275,000	$274,000	—	$105,000	(2)	$444,000

Year ended January 30, 1999:

Deducted from assets accounts:
Allowance for doubtful accounts	$382,000	$151,000	—	$258,000	(1)	$275,000

Year ended January 31, 1998:

Deducted from assets accounts:
Allowance for doubtful accounts	$352,000	$40,000	—	$10,000	(2)	$382,000

(1)	Uncollectible accounts written off, net of recoveries and adjustments related to the Dunham Sale.

(2)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information regarding Holdings’ directors and executive officers, including their respective ages, as of April 18, 2000.

Name	Age	Position

William J. Mills	40	President and Director
Donald R. Jensen	62	Chairman and Director
Keith A. McDonough	41	Vice President-Finance and Chief Financial Officer
Joseph J. Sebes	40	Executive Vice President/ Corporate Accounts, Iron Age
Peter Lamm	48	Director
Andrea Geisser	57	Vice President and Director
Reza R. Satchu	30	Director

William J. Mills is President of Holdings and President and Chief Executive Officer of Iron Age. Prior to February 1, 1999, he was the Executive Vice President of Holdings and President and Chief Operating Officer of Iron Age. Mr. Mills joined Iron Age in 1987 as a District Manager before moving on to manage all national accounts and assume the position of National Sales Manager. He was promoted to regional Vice President of Sales in 1991 and to Executive Vice President in 1994. Prior to 1987, he held various positions at Endicott Johnson in product development, sales, importing and sales management.

Donald R. Jensen is Chairman of Holdings and Iron Age. Mr. Jensen has been Chairman of Holdings and Iron Age since 1994. Mr. Jensen retired as President and Chief Executive Officer of Holdings and as Chief Executive Officer of Iron Age on February 1, 1999. He joined Iron Age as its President and Chief Executive Officer in 1986. Prior to that time, Mr. Jensen worked in the automotive parts supply business from 1960 to 1970 and held various positions with Endicott Johnson Corporation from 1970 to 1985, beginning as a territory salesman. At Endicott Johnson Corporation, he served as Vice President in charge of the product development, importing, athletic footwear and rubber footwear divisions before being named Executive Vice President in 1985.

Keith A. McDonough is Vice President-Finance and Chief Financial Officer of Holdings. Mr. McDonough joined Iron Age in 1981. He was appointed to Executive Vice President of Iron Age in May 1997 and has been Iron Age’s Chief Financial Officer since 1990. Mr. McDonough is responsible for all financial matters, including Accounting, Treasury, Taxes and Investor Relations. Mr. McDonough also has direct oversight of Information Technology and Human Resources.

Joseph J. Sebes became Executive Vice President/ Corporate Accounts of Iron Age on February 1, 1999. Mr. Sebes is responsible for Iron Age’s Corporate Accounts group, including the management and solicitation of all Corporate and National Account Agreements. From 1997 to 1999, he served as Vice President/ National Sales. From 1992 to 1997, he was Regional Vice President of Sales. Mr. Sebes joined Iron Age in 1990 as the District Sales Manager in North Carolina and South Carolina. Prior to that time, he held various sales and management positions in the food and beverage industry with Hilton Hotels Corporation and Kraft Foods.

Peter Lamm became a director of Holdings and Iron Age in 1997. Mr. Lamm is Chairman and Chief Executive Officer of Fenway, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of Aurora Foods, Inc., Simmons Company, Delimex, Quality

Stores, Inc. and Blue Capital.

Andrea Geisser became a director and Vice President of Holdings and director of Iron Age in 1997. Mr. Geisser has been a Managing Director of Fenway since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., Decorative Concepts and Valley Dynamo, LLP.

Reza R. Satchu became a director of Holdings and Iron Age in April 1999. Mr. Satchu has been a Managing Director of Fenway since December 1999 and was a Vice President of Fenway from December 1997 to December 1999 and an Associate of Fenway from May 1996 until November 1997. Prior to that time, Mr. Satchu was a financial analyst in the high yield finance and restructuring group at Merrill Lynch & Co. Mr. Satchu currently serves as a director and officer of Supplier Market.com and as a director of Decorative Concepts.

All directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships among any of the directors or executive officers of Holdings or Iron Age other than that Mr. Sebes is married to Mr. Jensen’s daughter. The executive officers of Holdings and Iron Age are elected by and serve at the discretion of their respective Boards of Directors.

Item 11. Executive Compensation.

The following table sets forth information concerning the compensation earned in fiscal 1998, 1999 and 2000 by Mr. Jensen,, Mr. Mills, Holdings’ President since February 1, 1999, and each of the other four most highly compensated executive officers of Holdings (collectively, the “Named Executive Officers”). The current compensation arrangements, if any, for these officers are described in “Employment Agreements”.

Summary Compensation Table

					Long Term	All Other
		Annual Compensation			Compensation($)	Compensation($)

					Number of
					Securities
					Underlying
Name and Position	Year (1)	Salary ($)	Bonus($)		Options(2)

William J. Mills (3)	1998	167,857	237,200	(4)	3,189.75	9,956	(6)
President	1999	172,780	431,394	(5)	—	11,085	(7)
	2000	200,793	—		138	20,507	(8)

Donald R. Jensen (9)	1998	404,740	554,900	(10)	9,351.60	9,956	(6)
Chairman	1999	397,961	1,488,774	(11)	—	23,307	(12)
	2000	240,248	—		—	26,571	(13)

Keith A. McDonough	1998	118,269	224,760	(4)	3,129.75	7,464	(15)
Vice President-Finance and	1999	122,777	416,495	(14)	—	10,437	(16)
Chief Financial Officer	2000	124,011	—		118	20,833	(17)

Theodore C. Johanson (18)	1998	193,123	20,000	(19)	200	5,075	(21)
President and Chief Executive Officer,	1999	191,361	39,079	(20)	—	4,485	(22)
Falcon	2000	181,447	—		—	7,735	(23)

Joseph J. Sebes	1998	84,683	26,000	(24)	150	7,467	(25)
Executive Vice President/ Corporate	1999	85,943	—		—	5,329	(26)
Accounts, Iron Age	2000	106,282	8,000		80	7,668	(27)

(1)	1998: Fiscal year ended January 31, 1998.

1999: Fiscal year ended January 30, 1999.
2000: Fiscal year ended January 29, 2000.

(2)	Options to acquire common stock of Holdings.

(3)	Prior to February 1, 1999, Mr. Mills served as President and Chief Operating Officer of the Company.

(4)	Includes $175,000 bonus paid by Iron Age in connection with the Fenway Acquisition.

(5)	Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.

(6)	Includes Iron Age allocations of $9,309 under defined contribution plan for the Plan Year ended December 31, 1997 and group term life insurance premiums of $647 paid by Iron Age during the Plan Year ended December 31, 1997.

(7)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $330 paid by Iron Age during the Plan Year ended December 31, 1998.

(8)	Includes Iron Age allocations of $15,609 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(9)	In addition to serving as Chairman of the Company, Mr. Jensen also served as the Company’s Chief Executive Officer until February 1, 1999

(10)	Includes $275,000 bonus paid by Iron Age in connection with the Fenway Acquisition.

(11)	Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.

(12)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $3,510 paid by Iron Age during the Plan Year ended December 31, 1998.

(13)	Includes Iron Age allocations of $15,311 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $1,980 paid by Iron Age during the Plan Year ended December 31, 1999.

(14)	Includes $365,685 bonus paid by Iron Age in connection with the April 1998 Transactions.

(15)	Includes Iron Age allocations of $6,948 under defined contribution plan for the Plan Year ended December 31, 1997 and group term life insurance premiums of $516 paid by Iron Age during the Plan Year ended December 31, 1997.

(16)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $386 paid by Iron Age during the Plan Year ended December 31, 1998.

(17)	Includes Iron Age allocations of $16,496 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(18)	Retired January 31, 2000.

(19)	Includes $20,000 bonus paid by Iron Age in connection with the Fenway Acquisition

(20)	Includes $7,321 bonus paid by Iron Age in connection with the April 1998 Transactions.

(21)	Represents Falcon allocations under defined contribution plan for the Plan Year ended December 31, 1997.

(22)	Represents Falcon allocations under defined contribution plan for the Plan Year ended December 31, 1998.

(23)	Includes Falcon allocations of $4,485 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $3,250 paid by Falcon during the Plan Year ended December 31, 1999.

(24)	Includes $10,000 bonus paid by Iron Age in connection with the Fenway Acquisition.

(25)	Includes Iron Age allocations of $6,391 under defined contribution plan for the Plan Year ended December 31, 1997 and group life insurance premiums of $205 paid by Iron Age during the Plan Year ended December 31, 1997.

(26)	Includes Iron Age allocations of $4,301 under defined contribution plan for the Plan Year ended December 31, 1998 and group life insurance premiums of $224 paid by Iron Age during the Plan Year ended December 31, 1998.

(27)	Includes Iron Age allocations of $5,632 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $310 paid by Iron Age during the Plan Year ended December 31, 1999.

Option Grants in Fiscal 2000

						Potential Realizable Value
						At Assumed Annual Rates
						of Stock Price Appreciation
	Individual Grants					for Option Term (2)

				Fair
	Number of	% of Total		Market
	Securities	Options		Value At
	Underlying	Granted to	Exercise	Time of
	Options	Employees in	Price	Grant	Expiration
Name	Granted (1)	Fiscal Year	Per Share	Per Share	Date	0%	5%	10%

William J. Mills Series B — Basic B (3)(4)	138	12.78%	$185.52	$185.52	02/28/07	—	$11,923	$24,705

Keith A. McDonough Series B — Basic B (3)(4)	118	10.93%	185.52	185.52	02/28/07	—	10,195	21,125

Joseph J. Sebes Series B — Basic B (3)(4)	80	7.41%	185.52	185.52	02/28/07	—	6,912	14,322

(1)	Options to acquire common stock of Holdings.

(2)	The 5% and 10% assumed annual rate of return do not reflect actual changes in the value of the common stock of Holdings. The assumed rates are not intended to be a forecast of future performance, but reflect projections required by Securities and Exchange Commission (the “SEC”) regulations.

(3)	20% of Series — Basic B Options (as defined) are exercisable on the last of each fiscal year in which certain target earning are met. The Series B -Basic B Options are also exercisable upon a sale transaction by the Fenway Fund of all stock or assets of Holdings (“Sale Transaction”) if the net sales proceed equal or exceed the initial purchase price plus certain internal rate of return.

(4)	Effective June 19, 1999, Messrs. Mills, McDonough and Sebes acquired 264.67, 264.67 and 44.27 Series A Options and 25, 25 and 25 Series B-Basic B Options, respectively, from Willie Taaffe who resigned from Holdings in June 1999.

Aggregated Fiscal Year-end Option Values

      The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 2000 for the Named Executive Officers.

Aggregated Fiscal Year-end Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options At	at Fiscal Year
	Fiscal Year End(#)(1)	End($)(2)

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

William J. Mills

Series A	2,194.43/0	327,321/0

Series B—Basic B	248/575	0/0

Series B—Extra B	0/600	0/0
Donald R. Jensen

Series A	6,404.83/0	955,345/0

Series B—Basic B	340/600	0/0

Series B—Extra B	0/1,248.77	0/0
Keith A. McDonough

Series A	2,194.42/0	327,321/0

Series B—Basic B	227/516	0/0

Series B—Extra B	0/600	0/0
Theodore C. Johanson

Series B—Basic B	0/0	0/0
Joseph J. Sebes

Series A	367.05/0	54,749/0

Series B—Basic B	80/175	0/0

Series B—Extra B	0/55	0/0

(1)	Options to acquire common stock of Holdings.

(2)	Value based on assumed value at January 29, 2000 of $185.52 per share.

Compensation of Directors

      Holdings pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of Holdings for serving as directors.

Employment Agreements

      Mr. Mills is currently employed by Iron Age pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. Mills receives an annual salary of $210,000, subject to annual increases, and is eligible for a bonus of not less than $75,000 based upon Iron Age’s achievement of EBITDA targets. If Mr. Mills is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation. If Mr. Mills’ employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive continued coverage under group health plans until the earlier of her 65th birthday or January 31, 2000. If Mr. Mills’ employment is terminated by reason of his incapacity, Mr. Mills is entitled to receive continued coverage under group health plans until January 31, 2000.

      Mr. Jensen is currently employed as Chairman of the Board of Directors of Holdings and Iron Age pursuant to an agreement dated February 26, 1997. Under this agreement, Mr. Jensen is entitled to receive an annual salary of $250,000. In addition, Mr. Jensen is eligible for an annual bonus of up to $100,000 determined by Iron Age’s achievement of EBITDA targets. If Mr. Jensen is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary until December 31, 2001 and continued coverage under group health plans for himself and his spouse until his 65th birthday, or until his spouse’s 65th birthday if he dies prior to age 65. If Mr. Jensen’s employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive a continuation of his salary until the month of his 62nd birthday and continued coverage under group health plans until her 65th birthday. If Mr. Jensen’s employment is terminated by reason of his incapacity, Mr. Jensen is entitled to receive continued salary less amounts received by him under group disability plans and social security disability benefits until earlier of his death or his 65th birthday and continued coverage under group health plans for him and his spouse until his 65th birthday if he dies prior to age 65.

      Mr. McDonough is currently employed by Iron Age pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. McDonough receives an annual salary of $136,000, subject to annual increases, and is eligible for a bonus of not less than $50,000 based upon Iron Age’s achievement of EBITDA targets. If Mr. McDonough is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation. If Mr. McDonough’s employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive continued coverage under group health plans until the earlier of her 65th birthday or January 31, 2000. If Mr. McDonough’s employment is terminated by reason of his incapacity, Mr. McDonough is entitled to receive continued coverage under group health plans until January 31, 2000.

      Prior to his retirement on January 31, 2000, Mr. Johanson was employed by Falcon pursuant to an agreement dated August 1, 1994. Under this agreement, Mr. Johanson received an annual salary of $190,000 and was eligible for a bonus of 25-35% of base salary determined by Falcon’s achievement of operating income targets. Effective February 1, 2000, Mr. Johanson became a consultant to Falcon under a five-year agreement which provides for a consulting fee of $10,000 for the first year and reimbursement of reasonable and necessary business expenses.

Compensation Committee Interlocks and Insider Participation

      Messrs. Lamm, Geisser and Jensen were appointed to the Compensation Committee by Holdings’ Board of Directors on September 15, 1998. Mr. Jensen is an executive officer of Holdings. Mr. Jensen’s compensation for fiscal 2000 was previously established by the terms of his employment agreement.

      Concurrent with the formation of the Compensation Committee on September 19, 1998, the Audit Committee was formed. Membership as of January 29, 2000 consists of Messrs. Geisser, Jensen and Satchu.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      As of April 18, 2000, the outstanding capital stock of Holdings consisted of 99,991.94 shares of common stock, par value $0.01 per share, and 1,000 shares of Holdings Series B Preferred Stock, par value $0.01 per share.

      The following table sets forth certain information as of April 18, 2000 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holding by each director of Holdings, each Named Executive Officer of Holdings, and the directors and executive officers of Holdings as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

	Shares Beneficially Owned(1)

	Common Stock Series B Preferred Stock

	Number of	Percentage of	Number of	Percentage of
Name and Address	Shares	Class	Shares	Class

Principal Stockholders:

Fenway Partners Capital Fund, L.P.(2)	88,431.57	88.44%	1,000	100%
152 West 57th Street
New York, New York 10019

New York Life Insurance Company(3)	11,187.21	10.69	—	—
51 Madison Avenue
New York, NY 10010

American Home Assurance Company(4)	5,593.61	5.47	—	—
c/o AIG Global Investment Co.
200 Liberty Street
New York, NY 10281

Directors and Executive Officers:

William J. Mills(5)	2,442.43	2.38	—	—

Donald R. Jensen(6)	6,744.83	6.32	—	—

Keith A. McDonough(7)	2,421.42	2.36	—	—

Theodore C. Johanson	—	*	—	—

Joseph J. Sebes(8)	447.05	*	—	—

Peter Lamm(9)	—	—	—	—

Andrea Geisser(9)	—	—	—	—

Reza R. Satchu(9)	—	—	—	—

All directors and executive officers as a group, including the above named persons	12,055.73	10.76	—	—

*	Less than one percent.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.

(2)	Includes shares of common stock held by Fenway and its affiliated entities FPIP, LLC and FPIP Trust, LLC.

(3)	Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(4)	Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(5)	Includes 2,194.43 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 248 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(6)	Includes 6,404.83 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 340 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan (as defined) of Holdings. See “Management Equity Arrangements.”

(7)	Includes 2,194.42 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 227 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(8)	Includes 367.05 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 80 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(9)	Includes shares of common stock owned by Fenway and its affiliated entities, FPIP, LLC and FPIP Trust, LLC. Messrs. Lamm, Geisser and Satchu are limited partners of Fenway Partners, L.P., the general partner of Fenway. Accordingly, Messrs, Lamm, Geisser and Satchu may be deemed to beneficially own shares owned by Fenway. Messrs. Lamm, Geisser and Satchu are members of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Messrs. Lamm, Geisser and Satchu disclaim beneficial ownership of any such shares in which they do not have pecuniary interests. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57th Street, New York, New York 10019.

Item 13. Certain Relationships and Related Transactions.

Management Equity Arrangements

      Holdings adopted a Stock Option Plan (the “Option Plan”) for the benefit of directors, executive officers, other employees, consultants and advisors of Holdings and its subsidiaries on February 26, 1997. The Plan provides for issuance of Series A options (“Series A Options”) and Series B options (“Series B Options”). Series B Options are designated as either “Series B-Basic B Options” or “Series B-Extra B Options.” Series A Options vest immediately in full on the date such options are granted, Series B-Basic B Options are subject to certain time and performance vesting restrictions and Series B-Extra B Options vest only in connection with the consummation by Fenway of a sale, other than to one of its affiliates, of its entire equity interest in Holdings and the attainment of certain internal rate of return objectives. Holdings has reserved 20,244.70 shares of Holdings common stock for issuance under the Option Plan, 11,527.78 of which shares are reserved for Series A Options and 8,716.92 of which shares are reserved for Series B Options.

      In February 1997, Holdings granted Series A Options to certain management employees to purchase an aggregate of 11,527.78 shares of common stock at an exercise price of $36.36 per share. These Series A Options were issued in exchange for existing options for shares of the parent of the predecessor in connection with the Fenway Acquisition. The Series A Options granted expire on February 28, 2007. In August 1997, Holdings granted to certain management employees Series B-Basic B Options to purchase an aggregate of 5,508 shares of common stock and Series B-Extra B Options to purchase an aggregate of 3,058.77 shares of common stock. All of the Series B Options granted expire on February 28, 2007. The exercise price of Series B Options granted in August 1997 (i) that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. 367.05 of the Series A Options granted under the Option Plan have been exercised.

      In connection with the April 1998 Transactions, members of management of Iron Age holding vested options received aggregate payments of $2,245,000 which reflects the decrease in the equity value of the Company as a result of the cash distribution to the stockholders of Holdings in the April 1998 Transactions.

Stockholders Agreement

      Holdings, Fenway and all of the other stockholders and optionholders of Holdings entered into a stockholders agreement (the “Stockholders Agreement”) that, among other things, provides for tag-along rights, take-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement, certain rights of first refusal for Holdings and certain preemptive rights for certain stockholders. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as Fenway in connection with certain transactions and that Fenway will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders Agreement, Fenway is entitled to designate a sufficient number of directors to maintain a majority of the board of directors of Holdings and Donald R. Jensen is entitled to designate one director.

Management Agreement

      Holdings and Iron Age are party to the amended and restated management agreement (the “Management Agreement”) with Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”) pursuant to which Fenway Partners agreed to provide management and advisory services to Holdings and Iron Age. In exchange for such services, Holdings and Iron Age agreed to pay Fenway Partners (i) annual management fees equal to $250,000 for fiscal 1999 and fiscal 1998, $275,000 for fiscal 2000, $300,000 for fiscal 2001 and, for each subsequent fiscal year, 0.25% of the net sales for the immediately preceding fiscal year which annual management fees shall be increased by an amount to be negotiated in good faith in the event of an acquisition of a business with an enterprise value in excess of $50 million, (ii) fees in connection with the negotiation and consummation by Fenway Partners of senior financing for any acquisition transactions, which fees shall not exceed the greater of $1 million or 1.5% of the aggregate transaction value and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway Partners in connection with providing services to Holdings and Iron Age. Holdings and Iron Age also agreed to indemnify Fenway Partners under certain circumstances. In addition, pursuant to the Management Agreement, Fenway Partners received $2,070,000 in connection with the structuring of the Fenway Acquisition and the related senior secured financing. Holdings believes that the fees payable pursuant to the Management Agreement are comparable to fees payable to unaffiliated third parties for similar services.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports On Form 8-K.

(a)(1) Financial Statements

      See Index to Financial Statements appearing at page 19.

(a)(2) Financial Statement Schedules

      The following Financial Statement Schedule is included at page 50:

      Schedule II — Valuation and Qualifying Accounts.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index

3.1*	Holdings Certificate of Incorporation, as amended.
3.2*	Holdings By-laws.
4.1*	Indenture dated as of April 24, 1998.
10.1*	Credit Agreement dated as of April 24, 1998.
10.2*	Security Agreement dated April 24, 1998.
10.3*	Intellectual Property Security Agreement dated April 24, 1998.
10.4*	Canadian Security Agreement dated April 24, 1998.
10.5*	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*	Intercompany Subordination agreement dated April 24, 1998.
10.7*	Subsidiary Guaranty dated April 24, 1998.
10.8*	Iron Age Trademark License Agreement with W.L. Gore & Associates, Inc. dated August 15, 1994.
10.9*	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10*	Falcon Manufacturing Certification Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.11*	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13*	Stockholders Agreement dated as of February 26, 1997.
10.14*	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15*	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16*	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*	Stock Option Plan dated February 26, 1997.
10.18*	Securities Purchase Agreement dated February 26, 1997.
10.19*	Stock Purchase Agreement dated as of December 26, 1996.
10.20*	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21*	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22*	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23*	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24*	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25*	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26*	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27*	Jensen Employment Agreement dated February 26, 1997.
10.28*	Mills Employment Agreement dated November 20, 1995.
10.29*	McDonough Employment Agreement dated November 20, 1995.
10.30*	Johanson Employment Agreement date August 1, 1994.
10.31*	Johanson Non-Competition Agreement dated August 1, 1994.
10.32**	Taaffe Severance Agreement dated January 13, 1999.
10.33**	Taaffe Agreement and General Release dated January 13, 1999.
10.34**	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35**	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36**	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999
10.37***	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.
10.39	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41	Johanson Consulting Agreement dated February 1, 2000.
10.42	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
21.1*	Subsidiaries of Holdings.
27.1	Financial Data Schedules.

*	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

**	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

***	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(b) Reports On Form 8-K.

      No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 29, 2000.

Signatures

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Age Holdings Corporation

Dated: April 18, 2000

By: /S/ KEITH A. MCDONOUGH
Vice President Finance,
Chief Financial Officer
(Principal Financial and
Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/S/ WILLIAM J. MILLS William J. Mills	President and Director (principal executive officer)	April 18, 2000

/S/ DONALD R. JENSEN Donald R. Jensen	Chairman and Director	April 18, 2000

/S/ KEITH A. MCDONOUGH Keith A. McDonough	Vice President Finance, Chief Financial Officer (principal financial and accounting officer)	April 18, 2000

/S/ JOSEPH J. SEBES Joseph J. Sebes	Executive Vice President/ Corporate Accounts, Iron Age	April 18, 2000

/S/ PETER LAMM Peter Lamm	Director	April 18, 2000

/S/ ANDREA GEISSER Andrea Geisser	Vice President and Director	April 18, 2000

/S/ REZA R. SATCHU Reza R. Satchu	Director	April 18, 2000