Form 10-Q
period 2000-04-29
IRON AGE HOLDINGS CORP
filed 2000-06-09
CIK 864292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 29, 2000
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from:              to

Commission file number:     333-57009

Iron Age Holdings Corporation

(Exact name of registrant as specified in its charter)

Delaware	04-3349775

(State or other jurisdiction	(I.R.S. Employer
incorporation or organization)	Identification Number)

Robinson Plaza Three, Suite 400, Pittsburgh, Pennsylvania 15205

(Address of principal executive offices)
(Zip Code)

(412) 787-4100

(Registrants telephone number, including area code)

Not Applicable.

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]        No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

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

Condensed Consolidated Balance Sheets as of April 29, 2000 and January 29, 2000

Condensed Consolidated Statements of Income for the three months ended April 29, 2000 and May 1, 1999

Condensed Consolidated Statements of Cash Flows for the three months ended April 29, 2000 and May 1, 1999

Notes to Condensed Consolidated Financial Statements

Iron Age Holdings Corporation

Condensed Consolidated Balance Sheets

	April 29	January 29
	2000	2000

	(unaudited)

	(Dollars in Thousands)

Assets

Current assets:

Cash and cash equivalents	$218	$269

Accounts receivable, net	17,974	17,204

Inventories (Note 2)	32,722	34,410

Prepaid expenses	268	1,728

Receivable from parent	1,277	—

Deferred income taxes	873	875

Total current assets	53,332	54,486

Notes receivable and other assets	1,690	1,537

Property and equipment, net	10,229	10,463

Intangible assets, net	103,207	104,267

Total assets	$168,458	$170,753

Liabilities and stockholders’ equity

Current liabilities:

Current maturities of long-term debt	$439	$458

Accounts payable	2,109	2,573

Accrued expenses	7,400	7,216

Total current liabilities	9,948	10,247

Long-term debt payable to parent	7,034	—

Long-term debt, less current maturities	130,664	139,530

Other noncurrent liabilities	417	430

Deferred income taxes	3,722	3,762

Total liabilities	151,785	153,969

Commitments and contingencies	—	—

Redeemable preferred stock (Note 3)	5,757	5,361

Stockholders’ equity:

Common stock, $.01 par value; 200,000 shares authorized, 99,992 issued and outstanding	1	1

Additional paid-in capital	39,376	38,099

Accumulated deficit	(28,281)	(26,553)

Other comprehensive loss	(180)	(124)

Total stockholders’ equity	10,916	11,423

Total liabilities and stockholders’ equity	$168,458	$170,753

See accompanying notes.

Iron Age Holdings Corporation

Condensed Consolidated Statements of Income (Unaudited)

	Three months ended

	April 29	May 1
	2000	1999

	(Dollars in Thousands)

Net sales	$32,125	$32,907

Cost of sales	15,640	16,419

Gross profit	16,485	16,488

Selling, general and administrative	10,947	10,645

Depreciation	401	444

Amortization of intangible assets	970	904

Operating income	4,167	4,495

Interest expense	3,827	4,200

Income before income taxes	340	295

Income tax expense	395	388

Net loss	$(55)	$(93)

See accompanying notes.

Iron Age Holdings Corporation

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months	Three months
	ended	ended
	April 29	May 1
	2000	1999

	(Dollars in Thousands)

Operating activities

Net loss	$(55)	$(93)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	1,495	1,462

Amortization of deferred financing fees included in interest	180	380

Accretion of original issue discount	906	806

Provision for losses on accounts receivable	32	30

Deferred income taxes	(38)	(5)

Income tax liability on purchase of discount notes by parent	(1,277)	—

Changes in operating assets and liabilities:

Accounts receivable	(802)	(596)

Inventories	1,688	605

Prepaid expenses	1,460	938

Other noncurrent assets	35	(290)

Accounts payable	(464)	(788)

Accrued expenses	171	1,084

Net cash provided by operating activities	3,331	3,533

Investing activities

Capitalization of internal-use software costs	(260)	—

Purchases of property and equipment	(291)	(410)

Net cash used in investing activities	(551)	(410)

Financing activities

Borrowing under revolving credit agreement	—	750

Principal payment on debt	(2,700)	(4,250)

Payment of financing costs	(18)	(75)

Principal payments on capital leases, net	(58)	(82)

Net cash used in financing activities	(2,776)	(3,657)

Effect of exchange rate changes on cash and cash equivalents	(55)	147

Decrease in cash and cash equivalents	(51)	(387)

Cash and cash equivalents at beginning of period	269	517

Cash and cash equivalents at end of period	$218	$130

Supplemental schedule of noncash investing and financing activities

Receivable from parent for capital contribution	$1,277	$—

Dividends and accretion on preferred stock	396	—

See accompanying notes.

Iron Age Holdings Corporation

Notes to Condensed Consolidated
Financial Statements (Unaudited)

April 29, 2000

1.  Accounting Policies

Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 29, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended January 27, 2001. For further information, refer to Iron Age Holdings Corporation’s (“Holdings” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 29, 2000.

2. Inventory

      Inventories consist of the following:

	April 29	January 29
	2000	2000

Raw materials	$1,741	$2,602

Work-in-process	688	745

Finished goods	30,293	31,063

	$32,722	$34,410

3.  Redeemable Preferred Stock

      On December 29, 1999, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway Partners Capital Fund, L.P. (“Fenway”), during fiscal 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of $2,044,325 divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the 9 7/8% Senior Subordinated Notes due 2008 (the “Senior Subordinated Notes”) of Iron Age Corporation, Holdings’ wholly-owned subsidiary (“Iron Age”). The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method.

4.  Comprehensive (Loss) Income

	Three Months Ended

	April 29	May 1
	2000	1999

Net loss	$(55)	$(93)

Foreign currency translation (losses) gains	(55)	147

Total comprehensive (loss) income	$(110)	$54

5.  Divestiture

      On May 25, 1999, Holdings sold the assets of its safety and medical products line, a component of its wholly owned subsidiary, Safety Supplies and Service Co., Inc. (“Safety Supplies”), which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

      The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended April 29, 2000, and Holdings’ audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 29, 2000.

Related Party Transaction

      On February 7, 2000, Fenway purchased Holdings’ 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”) with a face value of $10.0 million for $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

September 1999 Transaction

      On September 22, 1999, Holdings purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.13 million. The purchase was funded by $4.7 million of borrowings under Holdings’ $61.6 million senior secured credit facility (as amended, the “New Credit Facility”) and the issuance of $2.375 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.88 million, net of unamortized deferred financing costs of $0.35 million, and income taxes of $0.64 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. Holdings may, under favorable market conditions, purchase additional Senior Subordinated Notes.

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

Results of Operations

Three Months ended April 29, 2000 compared to Three Months ended May 1, 1999

      Net Sales for the three months ended April 29, 2000 (“first quarter 2001”) were $32.1 million compared to $32.9 million for the comparable three month period ended May 1, 1999 (“first quarter 1999”), a decrease of $0.8 million, or 2.4%. The decrease in net sales was primarily attributable to a decrease of $0.4 million, or 1.2%, related to the sale of the Company’s safety and medical products business line in May 1999 and a decrease of $0.3 million, or 0.9%, related to store closings in the Company’s primary footwear distribution business line in fiscal 2000.

      Gross Profit was $16.5 million for both first quarter 2001 and first quarter 2000. As a percentage of net sales, gross profit for first quarter 2001 increased to 51.3%, an increase of 1.2% from first quarter 2000. Gross profit percentage increased in the Company’s primary footwear distribution business line by 0.9% for first quarter 2000. The increase in gross profit percentage was also attributable to a decrease in sales related to the lower gross profit margin wholesale and safety and medical products business lines.

      Selling, General and Administrative Expenses for first quarter 2001 were $10.9 million compared to $10.6 million for first quarter 2000, an increase of $0.3 million, or 2.8%, due primarily to the effect of general inflationary increases in operating expenses and unfavorable changes in foreign exchange rates.

      Operating Income for first quarter 2001 was $4.2 million, or 13.1% of net sales, compared to $4.5 million, or 13.7% of net sales, for first quarter 2000. The decrease was primarily attributable to the increase in selling, general and administrative expenses as discussed above.

      Interest Expense for first quarter 2001 was $3.8 million compared to $4.2 million for first quarter 2000, a decrease of $0.4 million, or 9.5%. The decrease in interest expense was attributable to decreased indebtedness of Holdings related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

      Income Tax Expense was a $0.4 million income tax expense for first quarter 2001 and for first quarter 2000. Income tax expense for first quarter 2001 and income tax expense for first quarter 2000 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization.

Liquidity and Capital Resources

      Holdings’ primary cash needs are working capital, capital expenditures and debt service. Holdings anticipates that it may use cash in the future to finance acquisitions. Holdings has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings’ and Iron Age’s credit facilities.

      Net cash provided by operating activities was $3.3 million for first quarter 2001, a decrease of $0.2 million as compared to net cash provided by operating activities of $3.5 million for first quarter 2000. The decrease in cash from operating activities is primarily the result of overall increases in working capital.

      Holdings’ investing activities for first quarter 2001 consisted of capital expenditures of approximately $0.3 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $0.3 million for the acquisition of software for internal use. Capital expenditures of approximately $0.4 million for first quarter 2000 included capital expenditures related to improvements in footwear and vision retail stores, shoemobiles and equipment.

      Holdings used approximately $2.8 million from financing activities for first quarter 2001, which primarily consisted of net working capital payments.

      Holdings’ total working capital as of April 29, 2000 was $43.4 million. At January 29, 2000, working capital was $44.2 million. The primary reason for the decrease to working capital was a reduced investment in inventory.

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

      Cash flow from operations for first quarter 2001 was sufficient to cover debt service requirements under the New Credit Facility. Holdings’ ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet Holdings’ anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Holdings’ business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

      Holdings’ debt consists of the Discount Notes, the Senior Subordinated Notes, the New Credit Facility and certain other debt. The New Credit Facility, as amended, consists of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). Holdings’ other debt of $0.8 million consists of capital leases and other notes. As of April 29, 2000, approximately $21.1 million of the Acquisition Credit Facility and approximately $3.2 million of the Revolving Credit Facility were outstanding. Holdings has additional borrowing availability of $10.5 million under the Acquisition Credit Facility and approximately $26.8 million under the Revolving Credit Facility. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of April 29, 2000, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

      There have been no material changes in Holdings’ exposure to market risk since January 29, 2000.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings.

      None.

Item 2.  Changes in Securities and Use of Proceeds.

      None.

Item 3.  Defaults upon Senior Securities.

      None.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

Item 5.  Other Information.

      None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibit Index.

3.1*	Holdings Certificate of Incorporation, as amended
3.2*	Holdings By-laws
4.1*	Indenture dated as of April 24, 1998.
10.1*	Credit Agreement dated as of April 24, 1998.
10.2*	Security Agreement dated April 24, 1998.
10.3*	Intellectual Property Security Agreement dated April 24, 1998.
10.4*	Canadian Security Agreement dated April 24, 1998.
10.5*	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6*	Intercompany Subordination agreement dated April 24, 1998.
10.7*	Subsidiary Guaranty dated April 24, 1998.
10.8*	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9*	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10*	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11*	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.
10.12*	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13*	Stockholders Agreement dated as of February 26, 1997.
10.14*	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15*	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16*	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17*	Stock Option Plan dated February 26, 1997.
10.18*	Securities Purchase Agreement dated February 26, 1997.
10.19*	Stock Purchase Agreement dated as of December 26, 1996.
10.20*	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21*	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22*	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23*	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24*	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25*	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26*	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27*	Jensen Employment Agreement dated February 26, 1997.
10.28*	Mills Employment Agreement dated November 20, 1995.
10.29*	McDonough Employment Agreement dated November 20, 1995.
10.30*	Johanson Employment Agreement date August 1, 1994.
10.31*	Johanson Non-Competition Agreement dated August 1, 1994.
10.32**	Taaffe Severance Agrement dated January 13, 1999.
10.33**	Taaffe Agreement and General Release dated January 13, 1999.
10.34**	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35**	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36**	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999.
10.37***	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38****	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.
10.39****	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40****	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41****	Johanson Consulting Agreement dated February 1, 2000.
10.42****	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
27.1	Financial Data Schedules

*	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

**	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

***	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

****	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.

      (b)  Reports on Form 8-K.

      No reports on Form 8-K were filed during the first quarter ended April 29, 2000.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE HOLDINGS CORPORATION

By:	/s/ KEITH A. MCDONOUGH

Name: Keith A. McDonough

Title:	Vice President-Finance

Chief Financial Officer
(Principal financial and
accounting officer)

Dated: June 9, 2000