Form 10-K405
period 2001-01-27
IRON AGE HOLDINGS CORP
filed 2001-04-26
CIK 864292

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

      (Mark One)

      [x] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended: January 27, 2001

            OR

      [  ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition
            period from:   ________________ to _______________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No ____

Applicable only to registrants involved in bankruptcy proceedings during the preceding five years: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ____ No ____ Not Applicable.

(Applicable only to corporate registrants:) As of April 26, 2001, Iron Age Holdings Corporation had 99,991.94 shares of Common Stock issued and outstanding.

Documents incorporated by reference: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

FORM 10-K INDEX

      Reference in this Annual Report on Form 10-K is made to the Iron Age®, Knapp® and Grabber® trademarks which are owned by Iron Age Holdings Corporation or its subsidiaries.

Part I

Item 1. Business.

      Iron Age Holdings Corporation (the “Company” or “Holdings”), together with its wholly-owned subsidiary, Iron Age Corporation (“Iron Age”), is a leading distributor of safety shoes in the United States. The Company’s primary business is the specialty distribution of safety, work and uniform shoes under the Iron Age®, Knapp® and Grabber® brand names, which comprised 95% of fiscal 2001 sales. The Company also distributes footwear directly to retail and wholesale customers through its wholesale division and manufacturing subsidiary Falcon Shoe Mfg. Co. (“Falcon”). In addition, the Company distributes prescription safety eyewear, on a limited basis. The Company distributes directly to its customers over 300 styles of footwear under the Iron Age, Knapp and Grabber brand names. The Iron Age, Knapp and Grabber products and services are marketed principally to industrial, service and government employers, many of which require safety shoes to be worn at the workplace and provide purchase subsidies under employer safety programs to the end-user employee.

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

Industry Overview

      The work shoe market consists of men’s and women’s work, safety, uniform and non-slip shoes and boots. In the United States, the safety shoe sector of the work shoe market is comprised of three types of customers —industrial or commercial, government and mass merchandising retail. The Company estimates that sales to industrial and government customers represent over 60% of the safety shoe market. End-user safety shoe customers include workers in the primary metals, chemical and petroleum, automotive, paper, mining, utilities, electronics, aerospace, food service, hospitality and entertainment, pharmaceutical, biomedical, agriculture, construction and retail and wholesale trade industries.

      A significant factor influencing the demand for safety shoes is the increasing concern regarding workplace safety that is derived from the employer’s desire to reduce employee costs from on-the-job injury and to reduce workers’ compensation expenses. Beginning in the 1970s, the federal government adopted Occupational Safety and

Health Administration (“OSHA”) regulations establishing heightened workplace safety standards, including regulations governing footwear. OSHA regulations established standards requiring employers to provide their workers with workplaces free from recognized hazards that could cause serious injury or death and requiring employees to abide by all safety and health standards that apply to their jobs. Changes to OSHA regulations in 1994 required employers to assess footwear related hazards and implement a program designed to mitigate such hazards.

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

      Within the service sector of the work shoe market, a growing category of safety footwear is non-slip footwear. Uniform shoes with non-slip soles are used increasingly by customers in the food service, hotel, gaming, cruise line and resort industries. Fueling the demand are some of the same factors influencing traditional safety shoe users including the increasing concern regarding workplace safety. In addition, employers in these industries require consistency and uniformity in the performance and appearance of their employees’ footwear.

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

      Safety prescription eyewear is a related product that the Company entered into distribution. Eye protection is another element of personal protective equipment that is regulated by OSHA. Many of the same customers to whom the Company currently sells safety footwear have similar requirements for safety eyewear.

Sales and Distribution

      Substantially all shoes sourced for distribution by the Company in the United States, Canada and Mexico are transported to its central distribution facility in Penn Yan, New York. From Penn Yan, the Company distributes its product to end-users through its multi-pronged distribution network. The Company also distributes its products through catalog operations and channels associated with consumer brands, which include wholesale merchandising, independent sales representatives and third-party vendors.

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

      The Company operates its fleet of shoemobiles throughout the United States, Canada and Mexico. Shoemobiles vary in size — transporting from 900 to 1,600 pairs of shoes — and each contains a display area and a fitting room. The shoemobile driver/salesperson is responsible for the fitting of footwear and processing of orders.

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

      Falcon Manufacturing. Through its Falcon subsidiary, the Company manufactures private label footwear for such well known customers as New Balance Athletic Shoes, Inc., Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and Black Diamond.

      Iron Age Vision. The Company markets safety prescription eyewear to its existing industrial customer base through distribution methods identical to its safety footwear distribution. Mobile service is utilized to bring the product on site for the customer, where the selection, fitting and sale may be consummated utilizing a mobile point-of-sale (“POS”) system designed specifically for prescription eyewear.

Products

      The Company’s product line addresses a full range of protective footwear applications covering all six ANSI categories and non-slip footwear in styles for both men and women in both steel and non-metallic toe caps. Product categories include work, athletic, hikers, metatarsal, dress/casual and rubber footwear and consist of over 300 individual styles ranging in price from $15.00 for an inexpensive steel PVC boot to a $185.00 leather waterproof boot. The Company’s safety footwear is manufactured in more than 300 length and width combinations, ranging in sizes from 5 to 17. Sales of Iron Age products are concentrated in traditional, well-established styles, with sales of new styles representing less than 16% of net sales in fiscal 1999 and less than 11% and 6% of net sales in fiscal 2000 and fiscal 2001, respectively. All the Company’s work and safety shoes and boots are designed, manufactured and laboratory tested to meet or exceed applicable ANSI Standards. Through its long-standing relationship with users of safety footwear, the Company has assembled a product line that is widely regarded as the industry’s most complete. In addition to the Iron Age product line, the Company distributes work, service oxfords, non-slip and high-end work and hunting boots under the Knapp and Grabber brand names. In 1997, the Company acquired and successfully integrated Knapp Shoes, Inc. (“Knapp”), an underperforming competitor with a strong franchise in the uniform and service sector market (the “Knapp Acquisition”). On August 31, 1998, the Company sold the Dunham® trademark and related trademarks for $2.0 million and on-hand Dunham inventory for approximately $0.6 million to New Balance Athletic Shoe, Inc. and New Balance Trading Company, Ltd. (together, “New Balance”). In connection therewith, the Company agreed to manufacture for New Balance certain products which New Balance will continue to sell under the Dunham brand name. Net sales of Dunham products in fiscal 1998, the last full fiscal year of ownership, were $4.0 million. This transaction did not have a material effect on the results of operations.

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

Manufacturing

      Company Facilities. Work shoes are manufactured in the Falcon facility in Lewiston primarily for sale by the Company under the Iron Age and Knapp brand names. In addition, the Company sells work shoes manufactured at the Falcon facility directly to third parties, including New Balance, Browning Arms Company, L.L. Bean, Inc., Cabela’s Inc. and Black Diamond. Falcon manufactures approximately 21% of total pairs of shoes sold by Holdings.

      Outside Suppliers. As a result of its market leadership position and long operating history, the Company has developed key supply arrangements with 27 leading footwear manufacturers in seven countries: the United States, China, Korea, Canada, Mexico, Maylasia and the Netherlands. Although in fiscal 2001 one supplier in China manufactured approximately 29% of the pairs of shoes sold by the Company, the Company does not believe that it is dependent upon any specific supplier for its product manufacturing. In fiscal 2001, 58% of its total pairs sold were produced by foreign suppliers. In addition, 46% of its total pairs sold in fiscal 2001 were produced in China. The Company has not experienced any material adverse effects as a result of any economic downturn in Asia. However, the economic climate could have an adverse effect on the Company’s suppliers located in Asia. The Company believes that it could find alternative manufacturing sources for those products it currently sources from Asia, including its largest supplier in China, through its existing relationships with independent third-party manufacturing facilities located outside of Asia. However, the loss of a substantial portion of this manufacturing capacity or the inability of Asian suppliers to provide products on schedule or on terms satisfactory to the Company, could have a material adverse effect on the Company’s business, financial condition or results of operations during the transition to alternative manufacturing facilities.

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

Environmental Matters

      The Company’s operations, primarily manufacturing, are subject to federal, state, local, and foreign laws and regulations relating to the storage, handling, generation, treatment, emission, release, transportation, discharge and disposal of certain substance and waste materials. Permits are required for certain of the Company’s manufacturing operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results of operations or financial condition. The requirements of such laws and enforcement policies, however, have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

Employees

      As of January 27, 2001, the Company employed 967 people in sales and distribution, manufacturing and administration. None of the Company’s employees is presently covered by collective bargaining agreements. Management considers its employee relations to be good.

Item 2. Properties.

      The Company’s executive offices are located in Pittsburgh, Pennsylvania. All of the Company’s properties are maintained on a regular basis and are adequate for the Company’s present requirements.

      The following table identifies, as of January 27, 2001, the principal properties utilized by the Company.

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

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

      As of April 26, 2001, Holdings had 200,000 authorized shares of common stock, par value $.01, of which 99,991.94 were issued and outstanding. There is no established public trading market for Holdings’ common stock. As of April 26, 2001, there were eight holders of Holdings’ common stock. Holdings’ ability to pay dividends is limited under an indenture dated as of April 24, 1998 between Holdings and The Chase Manhattan Bank, as trustee (the “Indenture”).

Item 6. Selected Financial Data.

      The following table sets forth selected historical consolidated financial data of Holdings and its predecessor for the five-year period ended January 27, 2001 which were derived from audited consolidated financial statements of Holdings and its predecessor. The following table should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Successor							Predecessor

	Fiscal Years Ending(1)									Fiscal Year
							February 27,	January 26,		Ending(1)
							1997 through	1997 through
	January 27,		January 29,		January 30,		January 31,	February 26,		January 25,
	2001		2000		1999		1998(2)	1997		1997

					(Thousands of Dollars)
Summary of Operations:

Net sales	$118,932		$120,351		$124,294		$107,769	$10,937		$99,360

(Loss) income before extraordinary items	$(2,516)		$(2,094)		$(3,273)		$1,957	$(695)		$3,590

Net (loss) income	$(231	)(6)	$(290	)(5)	$(7,288	)(4)	$1,957	$(695	)(3)	$3,590

Financial Position at Year End:

Total assets	$166,886		$170,753		$180,032		$174,801	$—		$90,043

Total debt	$133,120		$139,988		$151,058		$101,675	$—		$19,212

Holdings Series A Preferred Stock	$—		$—		$—		$17,031	$—		$—

Holdings Series B Preferred Stock	$6,647		$5,361		$—		$—	$—		$—

Holdings Series C Preferred Stock	$5,152		$—		$—		$—	$—		$—

(1)	Holdings utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of Holdings’ fiscal years set forth herein contained 52 weeks except for its fiscal year ended January 31, 1998 which contained 53 weeks.

(2)	The statement of income data and other financial data for the period February 27, 1997 through January 31, 1998 include the results of Knapp since it was acquired by Holdings on March 14, 1997.

(3)	Includes $1,054 of non-cash stock-based compensation and $1,000 of non-recurring management bonuses paid in connection with the Fenway Acquisition.

(4)	Includes an extraordinary loss on early extinguishment of debt, net of tax effect, of $4,015 and compensation payments to certain members of management of Iron Age, net of tax effect, of $1,285 incurred in connection with the April 1998 Transactions.

(5)	Includes an extraordinary gain of $1,804, net of tax effect of $1,310, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the July 1999 Transaction and the September 1999 Transaction.

(6)	Includes an extraordinary gain of $2,285, net of tax effect of $1,655, due to the repurchase, at a discount, of a portion of the Senior Subordinated Notes related to the October 2000 Transaction.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

      The following is management’s discussion and analysis of the financial condition and results of operations of Holdings for the fiscal years ended January 27, 2001 (“fiscal 2001”), January 29, 2000 (“fiscal 2000”) and January 30, 1999 (“fiscal 1999”). This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, “Selected Financial Data” and the consolidated financial statements and accompanying notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

      Holdings’ primary business is the specialty distribution of safety, work, uniform and non-slip related shoes directly to end users under the Iron Age, Knapp and Grabber brand names, which comprised 95% of fiscal 2001 sales. Holdings also distributes footwear directly to retail and wholesale customers through its wholesale division and its manufacturing subsidiary Falcon. Falcon manufactures approximately 21% of total pairs of shoes sold by Holdings. In addition, Holdings began distributing prescription safety eyewear, on a limited basis, in conjunction with the acquisition of a regional distributor in April 1998. Holdings’ net sales decreased by 1.2% in fiscal 2001. The decrease in net sales was due primarily to decreased sales to non-affiliated customers in Holdings’ manufacturing subsidiary and a decrease in net sales related to the Holdings’ safety and medical products business line which was sold in May 1999.

      Holdings has an extended history of sales and income growth. Historically, Holdings’ growth has been generated both internally and through the acquisition of regional independent distributors. From fiscal 1989 to fiscal 2001, Holdings’ net sales and EBITDA have increased at a compound annual growth rate (“CAGR”) of 9.4% and 10.6%, respectively.

October 2000 Transaction

      On October 20, 2000, Holdings purchased $16.4 million in principal amount of its outstanding Senior Subordinated Notes for $11.9 million. The purchase was funded by $7.1 million of borrowings under the New Credit Facility and the issuance of $4.8 million of Series C Preferred Stock of Holdings (the “Holdings Series C Preferred Stock”) to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “October 2000 Transaction.” Holdings may, under favorable market conditions, purchase additional Senior Subordinated Notes.

September 1999 Transaction

      On September 22, 1999, Holdings purchased $9.0 million in principal amount of its outstanding Senior Subordinated Notes for $7.1 million. The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.4 million of Series B Preferred Stock of Holdings (the “Holdings Series B Preferred Stock”) to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “September 1999 Transaction.”

July 1999 Transaction

      On July 20, 1999, Holdings purchased $9.6 million in principal amount of its outstanding Senior Subordinated Notes for $7.7 million. The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the purchase, such principal amount of the Senior

Subordinated Notes was retired. The transaction described in this paragraph is referred to as the “July 1999 Transaction.”

Related Party Transactions

      On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

      On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

Capital Restructuring and Acquisitions

      On April 24, 1998, in the April 1998 Transactions, (i) Holdings consummated the sale of the Discount Notes, in an aggregate principal amount at maturity of $45.14 million, in a transaction exempt from the registration requirements of the Securities Act, (ii) Iron Age issued the Senior Subordinated Notes, in an aggregate principal amount of $100.0 million in a transaction exempt from the registration requirements of the Securities Act, and (iii) Holdings and Iron Age entered into the New Credit Facility, which, as amended, provides for a $61.6 million senior secured credit facility consisting of a $30.0 million revolving working capital facility and a $31.6 million revolving acquisition facility. Holdings and Iron Age used excess cash and net proceeds from the Discount Notes, the Senior Subordinated Notes and the New Credit Facility to repay the Old Credit Facility and the Old Subordinated Notes, to make compensation payments to certain members of management, to pay a dividend to Holdings’ stockholders and to redeem the Holdings Series A Preferred Stock.

      On October 21, 1998, Holdings consummated an exchange offer of Discount Notes registered under the Securities Act of 1933, as amended. The Discount Notes and the notes exchanged therefor are referred to as the “Discount Notes.”

      On October 21, 1998, Iron Age consummated an exchange offer of Senior Subordinated Notes registered under the Securities Act of 1933, as amended. The Senior Subordinated Notes and the notes exchanged therefor are referred to as the “Senior Subordinated Notes.”

      In April 1998, Holdings, through its subsidiary IA Vision, acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”) and Holdings acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc. and J. Mars Knapp Shoes (the “First Quarter 1999 Acquisitions”). The combined purchase price for the First Quarter 1999 Acquisitions was approximately $4.6 million, including transactions costs of approximately $0.2 million. In addition, on July 7, 1998, the Company acquired certain assets of Work-Saf, Inc. for approximately $0.8 million (the “Second Quarter 1999 Acquisition”). The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition have been accounted for using the purchase method of accounting for business combinations, and accordingly, (i) the results of operations for each of the acquired companies are included in Holdings’ financial statements from the date of the respective acquisitions and (ii) the purchase price has been allocated to Holdings’ net assets based upon their fair market values. The First Quarter 1999 Acquisitions and the Second Quarter 1999 Acquisition resulted in goodwill of approximately $2.8 million, which is being amortized over 40 years.

Divestitures

      On May 25, 1999, Holdings sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

Results of Operations

      The following table sets forth for the period indicated certain historical income statement data derived from the consolidated statement of income of Holdings.

	Fiscal 2001	Fiscal 2000	Fiscal 1999

Income Statement Data:

Net sales	$118,932	$120,351	$124,294

Gross profit	61,701	60,826	61,066

Selling, general and administrative	43,400	41,515	46,854

Depreciation and amortization	5,655	5,454	5,193

Operating income	12,646	13,857	9,019

Gain on divestiture	—	—	1,678

Interest expense	15,368	15,740	14,844

(Benefit) provision for income taxes	(206)	211	(874)

Extraordinary gain (loss), net of tax effect	2,285	1,804	(4,015)

Other Data:

Gross profit margin	51.9%	50.5%	49.1%

Operating income margin	10.6%	11.5%	7.2%

Fiscal 2001 Compared to Fiscal 2000

      Net Sales. Net sales for fiscal 2001 were $118.9 million compared to $120.4 million for fiscal 2000, a decrease of $1.5 million, or 1.2%. The decrease in fiscal 2001 was primarily attributable to decreased sales to non-affiliated customers in Holdings’ manufacturing subsidiary of $0.9 million, or 60.0% of the decrease in net sales. In addition, $0.5 million, or 33.3%, of the decrease was due to the sale of Holdings’ safety and medical products business line in fiscal 2000. The decrease in net sales was partially offset by increased sales of $0.3 million in Holdings’ vision products business line.

      Gross Profit. Gross profit for fiscal 2001 was $61.7 million compared to $60.8 million for fiscal 2000, an increase of $0.9 million, or 1.5%. Total gross profit percentage increased 1.4% to 51.9% in fiscal 2001 compared to fiscal 2000. Gross profit percentage increased in Holdings’ primary footwear distribution business line by 0.9% in fiscal 2001. The increase is generally attributed to improved gross profit margins in Holdings’ primary footwear distribution business, including sales to a large customer of higher gross profit margin safety footwear produced by Holdings’ manufacturing subsidiary. The increase in gross margin percentage was also attributable to a decrease in sales related to the lower gross profit margin safety and medical product business lines.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 were $43.4 million compared to $41.5 million for fiscal 2000, an increase of $1.9 million, or 4.6%, related to the effect of general inflationary increases in operating expenses, including rising fuel prices that affected fleet operating costs and freight, bad debts, due primarily to the bankruptcy of Safety-Kleen Corp., a customer of Holdings, and the adverse effect of changes in foreign exchange rates.

      Operating Income. Operating income for fiscal 2001 was $12.6 million, or 10.6% of net sales, compared to $13.9 million, or 11.5% of net sales, for fiscal 2000. The decrease was primarily attributable to decreased net sales and increased selling, general and administrative expenses as discussed above.

      Interest Expense. Interest expense for fiscal 2001 was $15.4 million compared to $15.7 million for fiscal 2000, a decrease of $0.3 million, or 1.9%. The decrease in interest expense was primarily attributable to decreased indebtedness of Holdings related to the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction, the September 1999 Transaction and the October 2000 Transaction, partially offset by increased indebtedness under the New Credit Facility.

      Income Tax Expense. Income tax expense for fiscal 2001 was a $0.2 million income tax benefit compared to income tax expense of $0.2 million for fiscal 2000. Income tax benefit for fiscal 2001 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Holdings recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999, $0.2 million of which was offset against state income tax liabilities in fiscal 2001.

      Holdings needs to generate $6.1 million of state taxable income to realize this benefit before expiration of the net operating loss carryforward periods, which begin in fiscal 2002 through fiscal 2019. Holdings evaluates the adequacy of the valuation reserve and the realization of the deferred tax benefit on an ongoing basis. Management believes that future taxable income will more likely than not allow Holdings to realize this benefit.

      Extraordinary Item. For fiscal 2001, Holdings recorded an extraordinary gain of $2.3 million, net of a $1.7 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the October 2000 Transaction. For fiscal 2000, Holdings recorded an extraordinary gain of $1.8 million, net of a $1.3 million tax expense, due to the repurchase, at a discount, and subsequent retirement of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction.

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

      Income Tax Expense. Income tax expense for fiscal 2000 was $0.2 million compared to an income tax benefit of $0.9 million for fiscal 1999. Income tax expense for fiscal 2000 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Holdings recognized a state income tax benefit of $1.1 million from net operating loss carryforwards for fiscal 1999, $0.2 million of which was offset against state income tax liabilities in fiscal 2000.

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

      Net cash provided by operating activities was $6.1 million in fiscal 2001, as compared to net cash provided by operating activities of $8.7 million in fiscal 2000 and net cash provided by operating activities of $1.4 million in fiscal 1999. The reduction in net cash provided by operating activities in fiscal 2001 from fiscal 2000 is primarily the result of a smaller decrease in working capital than in the prior year.

      Holdings’ investing activities for fiscal 2001 consisted of capital expenditures of approximately $1.9 million for improvements in footwear and vision retail stores, shoemobiles and equipment and approximately $2.5 million related to the acquisition of software for internal use. Holdings’ investing activities for fiscal 2000 consisted of capital expenditures of approximately $1.8 million for improvements in footwear and vision retail stores, vision vans, information technology equipment and the remaining cost of the Falcon and Knapp factory integration and expenditures of approximately $1.3 million related to the acquisition of software for internal use.

      Holdings used approximately $1.8 million from financing activities in fiscal 2001, which included net working capital payments of approximately $1.5 million, excluding the October 2000 Transaction. Holdings’ financing activities also included a borrowing of $7.1 million on the New Credit Facility in October 2000. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the October 2000 Transaction. The remaining portion of the repurchase was provided by a $4.8 million aggregate equity contribution from Fenway II, an affiliate of Holdings’ majority stockholder, Fenway, for which Fenway II received Holdings Series C Preferred Stock. Holdings used approximately $6.0 million from financing activities in fiscal 2000, which consisted of net working capital payments of approximately $5.5 million, excluding the July 1999 Transaction and the September 1999 transaction. Holdings’ financing activities also included a borrowing of $5.1 million on the New Credit Facility in July 1999 and a borrowing of $4.7 million in September 1999. The proceeds were used to pay for the repurchase of a portion of the Senior Subordinated Notes in the July 1999 Transaction and the September 1999 Transaction. The remaining portion of the repurchase was provided by a $4.9 million aggregate equity contribution from Holdings’ majority stockholder, Fenway, for which Fenway received Holdings Series B Preferred Stock. In addition to the aforementioned transactions, during fiscal 2001, Fenway and Fenway II purchased a portion of the Discount Notes which resulted in a $2.2 million tax liability to Holdings. This liability was funded by a capital contribution from Fenway and Fenway II. Excluding cash paid for regional distributor acquisitions and proceeds from the divestiture, Holdings used approximately $3.0 million from financing activities in fiscal 1999, due primarily to the April 1998 Transactions.

      Holdings’ total working capital as of January 27, 2001 was $38.5 million. At January 29, 2000, working capital was $44.2 million. The primary reason for the decrease to working capital was an increase in current maturities of long-term debt of the New Credit Facility.

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

      Cash flow from operations for fiscal 2001 was sufficient to cover debt service requirements under the New Credit Facility. Holdings’ ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the New Credit Facility, will be adequate to meet Holdings’ anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that Holdings’ business will generate sufficient cash flow from operations or that future borrowing will be available under the New Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

      As of January 27, 2001 Holdings’ debt consisted of the Discount Notes, the Senior Subordinated Notes, the New Credit Facility and certain other debt. As of January 27, 2001, the New Credit Facility, as amended, consisted of a $31.6 million multiple draw acquisition term loan facility (the “Acquisition Credit Facility”) and approximately $30.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). Holdings’ other debt of $0.9 million consisted of capital leases and other notes. As of January 27, 2001, approximately $21.1 million of the Acquisition Credit Facility and approximately $11.5 million of the Revolving Credit Facility were outstanding. Holdings had additional borrowing availability of $10.5 million under the Acquisition Credit Facility and under the Revolving Credit Facility of approximately $18.5 million. The Acquisition Credit Facility matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

      The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 27, 2001, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

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

      On April 24, 2001, the New Credit Facility was amended to (i) amend the definitions of “Applicable Margin”, “Conversion Date” to mean April 24, 2001, “EBITDA” to exclude any income or loss resulting from a change to the fair market value of any Hedge Agreement as defined in the New Credit Facility, “Fenway Fund” to collectively include Fenway and Fenway II and “Interest Expense” to exclude any amount resulting from a change to the fair market value of any Hedge Agreement as defined in the New Credit Facility; and (ii) amend the required interest coverage ratios applicable to fiscal 2002.

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

      Based upon the Holdings’ derivative position at January 27, 2001, Holdings, upon adoption, will record an asset of approximately $0.1 million representing the fair market value of its interest rate swap agreement and an offsetting premium on its fixed rate debt. Subsequent changes in the fair value of Holdings’ interest rate swap agreement will be recognized immediately in earnings. The debt premium will be amortized to earnings over the life of the debt using the interest method.

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

      The following discussion of Holdings’ exposure to various market risks contains “forward looking statements” that are subject to risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to Holdings. Nevertheless, because of the inherent unpredictability of interest rates and foreign currency translation rates, actual results could differ materially from those projected in such forward looking statements.

Interest Rates

      At January 27, 2001, Holdings had fixed-rate debt totaling $111.0 million in principal amount and having a fair value of $52.7 million. These instruments bear interest at a fixed rate and, therefore, do not expose Holdings to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $4.6 million if interest rates were to increase by 10% from their levels at January 27, 2001 (i.e., an increase from the weighted average interest rate of 10.8% to a weighted average interest rate of 11.9%). At January 29, 2000, Holdings had fixed-rate debt totaling $127.4 million in principal amount and having a fair value of $72.1 million, which would have decreased to $65.8 million had interest rates increased 10% from January 29, 2000 levels.

      Holdings has entered into an interest rate swap agreement with a notional amount of $25.0 million to reduce the exposure that adverse fluctuations in interest rates may have on the fair market values of its fixed-rate debt, rather than for trading purposes. Holdings has not entered into any derivative financial instruments for trading purposes. If interest rates were to increase by 10% from their levels at January 27, 2001 and January 29, 2000, the Company would incur additional annual interest expense of approximately $0.3 million and $0.2 million, respectively.

      At January 27, 2001, Holdings had variable-rate debt totaling $32.6 million in principal amount and having a fair value of $32.6 million. These borrowings are under the New Credit Facility (see “Notes to Consolidated Financial Statements-Note 7, Long-term debt”). If interest rates were to increase by 10% from their levels at January 27, 2001, Holdings would incur additional annual interest expense of approximately $0.3 million. At January 29, 2000, Holdings had variable-rate debt totaling $27.0 million in principal amount and having a fair value of $27.0 million. Holdings would have incurred additional interest expense of approximately $0.2 million had interest rates increased by 10% from their levels at January 29, 2000.

Foreign Exchange Rates

      A substantial majority of Holdings’ sales, expenses and cash flows are transacted in U.S. dollars. For the fiscal year ended January 27, 2001, sales denominated in currencies other than U.S. dollars (primarily Mexican peso and the Canadian dollar) totaled $7.8 million, or approximately 6.6% of total sales. Net loss denominated in currencies other than U.S. dollars was immaterial for the fiscal year ended January 27, 2001. An adverse change in exchange rates of 10% would have resulted in a decrease in sales of $0.8 million and an immaterial increase in net loss for the fiscal year ended January 27, 2001. Holdings’ subsidiaries that operate in Mexico and Canada have certain accounts receivable and payable accounts in their home currencies which further mitigate the impact of foreign exchange rate changes. Holdings has no foreign currency exchange contracts.

Item 8. Financial Statements and Supplementary Data.

Iron Age Holdings Corporation

Consolidated Financial Statements

Years ended January 27, 2001 and January 29, 2000

REPORT OF INDEPENDENT AUDITORS

Board of Directors
Iron Age Holdings Corporation

We have audited the accompanying consolidated balance sheets of Iron Age Holdings Corporation (“Holdings”) as of January 27, 2001 and January 29, 2000, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended January 27, 2001, January 29, 2000 and January 30, 1999. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and schedule are the responsibility of Holdings’ management. Our responsibility is to express an opinion on these financial statements and schedule based upon our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Age Holdings Corporation at January 27, 2001 and January 29, 2000, and the consolidated results of their operations and their cash flows for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Ernst & Young LLP

Pittsburgh, Pennsylvania
March 16, 2001

Iron Age Holdings Corporation

Consolidated Balance Sheets

	January 27,	January 29,
	2001	2000

	(In Thousands)
Assets
Current assets:

Cash and cash equivalents	$91	$269

Accounts receivable, net	16,459	17,204

Inventories	33,452	34,410

Prepaid expenses	2,431	1,728

Deferred income taxes	839	875

Total current assets	53,272	54,486

Other noncurrent assets	3,656	1,537

Property and equipment, net	10,210	10,463

Intangible assets, net	99,748	104,267

Total assets	$166,886	$170,753

Liabilities and stockholders’ equity
Current liabilities:

Current maturities of long-term debt	$5,194	$458

Accounts payable	3,027	2,573

Accrued expenses	6,555	7,216

Total current liabilities	14,776	10,247

Long-term debt payable to majority stockholder	13,312	—

Long-term debt, less current maturities	114,614	139,530

Other noncurrent liabilities	380	430

Deferred income taxes	2,653	3,762

Total liabilities	145,735	153,969

Commitments and contingencies	—	—

Series B redeemable preferred stock	6,647	5,361

Series C redeemable preferred stock	5,152	—

Stockholders’ equity:

Common stock, $.01 par value, 200,000 shares authorized, 99,992 issued and outstanding at January 27, 2001 and January 29, 2000, respectively	1	1

Additional paid-in capital	40,254	38,099

Accumulated deficit	(30,682)	(26,553)

Accumulated other comprehensive loss	(221)	(124)

Total stockholders’ equity	9,352	11,423

Total liabilities and stockholders’ equity	$166,886	$170,753

      See accompanying notes.

Iron Age Holdings Corporation

Consolidated Statements of Income

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

	(In Thousands)
Net sales	$118,932	$120,351	$124,294

Cost of sales	57,231	59,525	63,228

Gross profit	61,701	60,826	61,066

Selling, general and administrative	43,400	41,515	46,854

Depreciation	1,681	1,816	1,670

Amortization of intangible assets	3,974	3,638	3,523

Operating income	12,646	13,857	9,019

Gain on divestiture	—	—	1,678

Interest expense	15,368	15,740	14,844

Loss before income taxes	(2,722)	(1,883)	(4,147)

(Benefit) provision for income taxes	(206)	211	(874)

Loss before extraordinary gain (loss)	(2,516)	(2,094)	(3,273)

Extraordinary gain (loss) , net of tax	2,285	1,804	(4,015)

Net loss	$(231)	$(290)	$(7,288)

      See accompanying notes.

Iron Age Holdings Corporation

Consolidated Statements of Stockholders’ Equity

					Accumulated
	Common Stock				Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amounts	Capital	Deficit	Loss	Total

			(In Thousands)
Balance at January 31, 1998	99,625	$1	$38,086	$(174)	$(65)	$37,848

Comprehensive loss:

Net loss	—	—	—	(7,288)	—	(7,288)

Foreign currency translation adjustment, net of tax	—	—	—	—	(121)	(121)

Comprehensive loss						(7,409)

Dividends paid on preferred stock	—	—	—	(633)	—	(633)

Dividends paid on common stock	—	—	—	(17,745)	—	(17,745)

Balance at January 30, 1999	99,625	1	38,086	(25,840)	(186)	12,061

Comprehensive loss:

Net loss	—	—	—	(290)	—	(290)

Foreign currency translation adjustment, net of tax	—	—	—	—	62	62

Comprehensive loss						(228)

Capital contribution	367	—	13	—	—	13

Dividend accrued on Preferred stock	—	—	—	(423)	—	(423)

Balance at January 29, 2000	99,992	1	38,099	(26,553)	(124)	11,423

Comprehensive loss:

Net loss	—	—	—	(231)	—	(231)

Foreign currency translation adjustment, net of tax	—	—	—	—	(97)	(97)

Comprehensive loss						(328)

Dividends and accretion on preferred stock	—	—	—	(1,678)	—	(1,678)

Capital contribution by majority stockholder	—	—	2,155	—	—	2,155

Payment of taxes on purchase of discount notes by majority stockholder	—	—	—	(2,220)	—	(2,220)

Balance at January 27, 2001	99,992	$1	$40,254	$(30,682)	$(221)	$9,352

      See accompanying notes.

Iron Age Holdings Corporation

Consolidated Statements of Cash Flows

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)
Operating activities
Net loss	$(231)	$(290)	$(7,288)

Adjustments to reconcile net loss to net cash provided by operating activities:

Extraordinary (gain) loss, net of tax	(2,285)	(1,804)	4,015

Gain on divestiture	—	—	(1,678)

Depreciation and amortization	6,122	5,943	5,592

Amortization of deferred financing fees included in interest	669	897	606

Accretion of original issue discount	3,848	3,421	2,400

Provision for losses on accounts receivable	565	174	(107)

Deferred income taxes	(1,073)	(1,208)	(2,383)

Changes in operating assets and liabilities:

Accounts receivable	180	(413)	85

Inventories	958	2,271	502

Prepaid expenses	(703)	2,741	99

Other noncurrent assets	(44)	(34)	(15)

Accounts payable	454	(734)	(981)

Accrued expenses	(2,316)	(2,224)	593

Payment of other noncurrent liabilities	(50)	—	—

Net cash provided by operating activities	6,094	8,740	1,440

Investing activities
Net cash used in business acquisitions	—	—	(5,241)

Capitalization of internal use software costs	(2,526)	(1,277)	—

Proceeds from divestiture	—	—	2,544

Purchases of property and equipment	(1,895)	(1,760)	(2,338)

Net cash used in investing activities	(4,421)	(3,037)	(5,035)

Financing activities
Borrowing under revolving credit agreement	48,650	24,925	49,150

Proceeds from senior subordinated notes	—	—	100,000

Proceeds from senior discount notes	—	—	25,001

Issuance of common stock	—	13	—

Issuance of redeemable preferred stock	4,761	4,938	—

Payment of taxes on purchase of discount notes by majority stockholder	(2,220)	—	—

Capital contribution by majority stockholder	2,155	—	—

Principal payments on debt	(54,911)	(35,460)	(127,683)

Payment of financing costs	(232)	(317)	(6,897)

Call premium on early extinguishment of old subordinated notes	—	—	(1,562)

Redemption of Holdings Series A Preferred Stock, including cumulative unpaid dividends	—	—	(17,664)

Dividends paid on common stock	—	—	(17,745)

Principal payments on capital leases, net	43	(112)	(333)

Net cash (used in) provided by financing activities	(1,754)	(6,013)	2,267

Effect of exchange rate changes on cash and cash equivalents	(97)	62	(224)

Decrease in cash and cash equivalents	(178)	(248)	(1,552)

Cash and cash equivalents at beginning of year	269	517	2,069

Cash and cash equivalents at end of year	$91	$269	$517

Consolidated Statements of Cash Flows (continued)

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:

Interest	$10,782	$11,728	$10,377

Income taxes	$3,238	$2,371	$1,254

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$1,678	$423	$—

Capital lease agreements for equipment	$450	$226	$373

Assets acquired and liabilities assumed in connection with acquisitions (fair values):

Assets acquired	$—	$—	$6,626

Liabilities assumed	—	—	(1,236)

Cash paid	—	—	5,390

Less fees and expenses	—	—	(149)

Net cash used in business acquisitions	$—	$—	$5,241

      See accompanying notes.

Iron Age Holdings Corporation

Notes to Consolidated Financial Statements

January 27, 2001 and January 29, 2000

1. Organization and Significant Accounting Policies

Organization and Activities

The accompanying consolidated financial statements include the accounts of Iron Age Holdings Corporation and its wholly owned subsidiaries, Iron Age Corporation (“Iron Age”), Falcon Shoe Mfg. Co. (“Falcon”), Iron Age Investment Company, Iron Age Mexico S.A. de C.V., Iron Age Canada Ltd., IA Vision Acquisition Co., and Safety Supplies and Service Company, Inc. (together, “Holdings’’). All significant intercompany accounts and transactions have been eliminated in consolidation. Holdings is majority-owned by Fenway Partners Capital Fund, L.P. (“Fenway”).

Effective April 24, 1998, Holdings refinanced its old credit facility (the “Old Credit Facility”) and its old subordinated notes (the “Old Subordinated Notes”) with a new credit facility (the “New Credit Facility”), 9-7/8% senior subordinated notes due 2008 (the “Senior Subordinated Notes), and 12-1/8% senior discount notes due 2009 (the “Discount Notes) (collectively, the “April 1998 Transactions”) (see Note 7).

Holdings distributes and manufactures work footwear with operations concentrated in North America. As a percentage of sales, 98% and 2% of Holdings’ operations are related to distributing and manufacturing, respectively. Holdings has one reportable segment, distribution of work footwear in the United States.

1. Organization and Significant Accounting Policies (continued)

Fiscal Year

Holdings’ utilizes a fiscal year of 52 or 53 weeks, ending on the last Saturday in January. Each of Holdings’ fiscal years set forth herein contained 52 weeks.

Cash and Cash Equivalents

Holdings considers all highly liquid investments with a maturity of 90 days or less at the time of original purchase to be cash equivalents.

Inventories

Approximately 93% of inventories at January 27, 2001 and January 29, 2000 are stated at the lower of last-in, first-out (“LIFO”) cost or market. The remaining inventories are stated at the lower of first-in, first-out (“FIFO”) cost or market.

Catalog Costs

Holdings produces periodic catalogs and amortizes the mailing and production costs over the related revenue stream, generally four to twelve months. Holdings has approximately $0.4 million and $0.8 million of unamortized catalog costs at January 27, 2001 and January 29, 2000, respectively. For the years ended January 27, 2001, January 29, 2000, and January 30, 1999, advertising expense recorded by Holdings was approximately $2.1 million, $2.1 million and $2.5 million, respectively.

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

Intangible Assets

Goodwill —Goodwill represents the excess of amounts paid over the fair value of identifiable tangible and intangible assets acquired and liabilities assumed in purchase business combinations. This amount is amortized using the straight-line method over a period of 40 years. Holdings evaluates the carrying value of goodwill for potential impairment on an ongoing basis. Such evaluation considers projected future operating results, trends and other circumstances. If factors indicated that goodwill could be impaired, Holdings would use an estimate of the related undiscounted future cash flows over the remaining life of the goodwill in measuring whether the goodwill is recoverable. If such an analysis indicated that impairment had occurred, Holdings would adjust the book value of the goodwill to fair value.

Customer Lists —Customer lists represent the estimated cost of replacing Holdings’ customer base and are being amortized by the straight-line method over 15 years. The amortization period of 15 years approximates Holdings’ historical customer loss experience.

Deferred Financing Cost —Deferred financing costs relate to the costs of obtaining financing. These costs are being amortized over the period the related loans are outstanding.

Internal Use Software Costs

Holdings records internal use software costs in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. Holdings capitalized approximately $2.5 million and $1.3 million related to internal use software costs for the fiscal years ended January 27, 2001 and January 29, 2000, respectively. Internal use software costs are being amortized by the straight-line method over three to five years.

Foreign Currency Translation

The assets and liabilities of Holdings’ foreign subsidiaries are measured using the local currency as the functional currency and are translated into U.S. dollars at exchange rates as of the balance sheet date. Income statement amounts are translated at the weighted average rates of exchange during the year. The translation adjustment is accumulated in “other comprehensive loss.” Foreign currency transaction gains and losses are included in determining net income. Such amounts are not material.

Revenue Recognition

Revenue from product sales is recognized at the time products are shipped, at which time title passes to the customer.

Shipping and handling costs of approximately $2.2 million, $2.2 million and $2.2 million are recorded as components of selling, general and administrative expenses for the years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively.

1. Organization and Significant Accounting Policies (continued)

Financial Instruments

Holdings periodically enters into interest rate swap agreements to moderate its exposure to interest rate changes. The interest rate swap agreement has a notional amount of $25 million. Holdings pays floating rate amounts computed at 4.16% above the LIBOR rate in exchange for fixed interest payments at a rate of 9.875% through May 1, 2003. Interest payment amounts are exchanged over the life of the agreement without an exchange of the underlying principal amounts. The differential to be paid or received is accrued as interest rates change and is recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued interest. Based upon the terms of the agreement, the fair value of the interest rate swap agreement is not recognized in the financial statements. The fair value of the interest rate swap agreement is $113,000 and $(190,000) at January 27, 2001 and January 29, 2000, respectively.

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

Other Comprehensive Income

Holdings applies Financial Accounting Standards Board Statement No. 130, Reporting Comprehensive Income in accounting for foreign currency translation gains and losses. Statement No. 130 requires foreign currency translation gains and losses, which are reported separately in stockholders’ equity, to be included in other comprehensive income.

1. Organization and Significant Accounting Policies (continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Acquisitions and Divestitures

Acquisitions

During the year ended January 30, 1999, Holdings acquired the stock of Safety Supplies & Service Co., Inc. (“Safety Supplies”), and acquired certain assets and assumed certain liabilities of Safety Depot Ltd., ACT Safety, Inc., J. Mars Knapp Shoes and Work-Saf, Inc. for approximately $5.4 million, including transaction costs of approximately $0.2 million. The results of operations are included from the date of the acquisitions. The acquisitions have been accounted for using the purchase method of accounting and, accordingly, the purchase price and transaction costs have been allocated to assets acquired and liabilities assumed based upon their estimated fair values. The excess of consideration paid over the estimated fair value of assets acquired and liabilities assumed of approximately $2.8 million is being amortized on the straight-line basis, over 40 years.

Divestitures

On May 25, 1999, Holdings sold the assets of its safety and medical products line, a component of Safety Supplies’ business, which consisted primarily of inventory, with a carrying value of approximately $0.4 million to Stratford Safety Products, Inc. for $0.5 million. The sale resulted in a gain of approximately $0.1 million, which was reflected as a reduction of goodwill that was recorded in connection with the acquisition of Safety Supplies. Holdings’ net income from the safety and medical products line was not material from the date of the acquisition to the date of sale.

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

3. Accounts Receivable

Accounts receivable are presented net of allowance for doubtful accounts of approximately $0.6 million and $0.4 million as of January 27, 2001 and January 29, 2000, respectively. Holdings does not require collateral for its trade accounts receivable. Management continually evaluates its accounts receivable and adjusts its allowance for doubtful accounts for changes in potential credit risk. Holdings serves a diverse customer base and believes there is minimal concentration of credit risk.

4. Inventories

The major components of inventories are as follows:

	January 27,	January 29,
	2001	2000

	(In Thousands)
Finished products	$31,578	$32,134

Raw materials	2,756	2,602

	34,334	34,736

Less excess of current cost over LIFO inventory value	882	326

	$33,452	$34,410

5. Property and Equipment

Property and equipment consist of the following:

	January 27,	January 29,
	2001	2000

	(In Thousands)
Land and buildings	$3,401	$3,314

Vehicles	5,151	4,217

Furniture and fixtures	1,399	1,380

Machinery and equipment	6,776	6,217

Leasehold improvements	1,529	1,310

	18,256	16,438

Less accumulated depreciation and amortization	8,046	5,975

Net property and equipment	$10,210	$10,463

6. Intangible Assets

Intangible assets consist of the following:

	January 27,	January 29,
	2001	2000

	(In Thousands)
Goodwill	$91,962	$91,999

Customer lists	17,023	17,042

Deferred financing costs	5,857	6,370

Other	214	214

	115,056	115,625

Less accumulated amortization	15,308	11,358

	$99,748	$104,267

In connection with the April 1998 Transactions, Holdings expensed approximately $4.9 million of unamortized deferred financing costs related to the Old Credit Facility and the Old Subordinated Notes. Such costs are included in Holdings’ extraordinary loss, net of tax, for the year ended January 30, 1999. Financing costs incurred in connection with obtaining the Senior Subordinated Notes, the Discount Notes and the New Credit Facility of approximately $4.0 million have been deferred by Holdings as of January 27, 2001 and will be amortized over the period the Senior Subordinated Notes, the Discount Notes and the New Credit Facility are outstanding (see Note 7).

During the years ended January 27, 2001 and January 29, 2000, the Holdings expensed approximately $0.6 million and $0.7 million, respectively, in connection with certain repurchases of the Senior Subordinated Notes (see Note 7).

7. Long-Term Debt

Long-term debt consists of the following:

	January 27,	January 29,
	2001	2000

	(In Thousands)
9-7/8% Senior Subordinated Notes due 2008	$65,000	$81,360

12-1/8% Senior Discount Notes due 2009	45,140	45,140

New Credit Facility	32,561	26,961

Other notes	178	178

Capitalized lease obligations	727	684

	143,606	154,323

Less:

Current maturities	5,194	458

Unamortized discount	10,486	14,335

	$127,926	$139,530

9-7/8% Senior Subordinated Notes Due 2008

On April 24, 1998, Iron Age issued $100.0 million of Senior Subordinated Notes. Iron Age used the net proceeds from the issuance of the Senior Subordinated Notes, approximately $21.6 million of borrowings under its New Credit Facility and approximately $1.2 million of cash to (i) extinguish certain existing indebtedness, (ii) redeem a portion of the Holdings Series A Preferred Stock, and (iii) pay fees and expenses related to these transactions. These transactions resulted in the recording of an extraordinary loss during April 1998 of approximately $6.9 million, excluding related tax effect of approximately $2.9 million. The extraordinary loss on the extinguishment of debt is comprised of prepayment penalties on the Old Subordinated Notes of approximately $1.6 million; unamortized deferred financing fees of approximately $4.9 million; and unamortized discount on the Old Subordinated Notes of approximately $0.4 million.

7. Long-Term Debt (continued)

9-7/8% Senior Subordinated Notes Due 2008 (continued)

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

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of January 27, 2001, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Effective September 15, 1998, Iron Age filed a registration statement on Form S-4 under the Securities Act of 1933, as amended (the “Securities Act’’), with respect to its offer to exchange an aggregate principal amount of up to $100.0 million of its 9-7/8% Senior Subordinated Notes due 2008 (the “Exchange Notes’’), which have been registered under the Securities Act, for a like principal amount of its Senior Subordinated Notes, which have not been so registered. The terms of the Exchange Notes are identical in all material respects to the Senior Subordinated Notes, except for certain transfer restrictions and registration rights relating to the Senior Subordinated Notes.

On October 20, 2000, Holdings purchased $16.4 million in principal amount of its Senior Subordinated Notes for $11.9 million (the “October 2000 Transaction”). The purchase was funded by $7.1 million of borrowings under the New Credit Facility and the issuance of $4.8 million of Holdings Series C Preferred Stock to Fenway Partners Capital Fund II, L.P. (“Fenway II”), an affiliate of Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $2.3 million, net of unamortized deferred financing costs of $0.6 million, and income taxes of $1.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “October 2000 Transaction.”

On September 22, 1999, Holdings purchased $9.0 million in principal amount of its Senior Subordinated Notes for $7.1 million (the “September 1999 Transaction”). The purchase was funded by $4.7 million of borrowings under the New Credit Facility and the issuance of $2.4 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.6 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “September 1999 Transaction.”

On July 20, 1999, Holdings purchased $9.6 million in principal amount of its Senior Subordinated Notes for $7.7 million (the “July 1999 Transaction”). The purchase was funded by $5.1 million of borrowings under the New Credit Facility and the issuance of $2.6 million of Holdings Series B Preferred Stock to Holdings’ majority stockholder, Fenway. Holdings recorded an extraordinary gain of $0.9 million, net of unamortized deferred financing costs of $0.4 million, and income taxes of $0.7 million. Following the purchase, such principal amount of the Senior Subordinated Notes was retired. The transactions described in this paragraph are referred to herein as the “July 1999 Transaction.”

12-1/8% Senior Discount Notes Due 2009

On April 24, 1998, Holdings issued $45.1 million principal amount at maturity of Discount Notes, the proceeds of which were used (i) to pay a dividend to Holdings’ stockholders of $17.7 million, (ii) to redeem a portion of the Holdings Series A Preferred Stock, (iii) to make a capital contribution to Iron Age of approximately $2.2 million for compensation payments to certain members of management and (iv) to pay fees and expenses related to these transactions. The Discount Notes accrete at a rate of 12-1/8% per annum compounded semiannually until May 1, 2003. No interest will accrue prior to May 1, 2003. Interest will accrue thereafter at a rate of 12-1/8% per annum and is payable semiannually in arrears on May 1 and November 1, commencing on November 1, 2003. The Discount Notes mature on May 1, 2009.

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

Effective September 15, 1998, Holdings filed a registration statement on Form S-4 under the Securities Act with respect to its offer to exchange an aggregate principal amount of up to $45.1 million at maturity of its 12-1/8% Senior Discount Notes due 2009 (the “Exchange Discount Notes’’), which have been registered under the Securities Act, for a like principal amount at maturity of its Discount Notes, which have not been so registered. The terms of the Exchange Discount Notes are identical in all material respects to the Discount Notes, except for certain transfer restrictions and registration rights relating to the Discount Notes.

7. Long-Term Debt (continued)

New Credit Facility

On April 24, 1998, Iron Age and Holdings entered into a New Credit Facility with a syndicate of lenders and a financial institution, as agent for itself and the other lenders which, as amended, provides for a $61.6 million senior secured credit facility that is comprised of a $30.0 million revolving working capital facility and, as amended, a $31.6 million revolving acquisition facility. The working capital facility matures on April 24, 2004. The balance of the revolving acquisition facility converts into a term loan on April 30, 2001 and matures in quarterly installments from July 31, 2001 to April 30, 2004. Under the working capital facility, Iron Age has a $2.0 million letter of credit and a $3.0 million swing line facility which will expire April 24, 2004. Outstanding obligations under the letter of credit and the swing line facility were $0.07 million and $0, respectively, at January 27, 2001.

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

Borrowings under the New Credit Facility accrue interest, at the option of Iron Age, at either LIBOR plus 2.00% or the greater of the financial institution’s prime rate and the federal funds rate plus 0.50%. Borrowings on the New Credit Facility accrue interest at 9.50% for prime rate borrowings and between 7.88% and 8.88% for LIBOR borrowings, at January 27, 2001.

Iron Age has classified its borrowings under the New Credit Facility as long-term as of January 27, 2001 due to its ability and intent to maintain such borrowings on a long-term basis.

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

7. Long-Term Debt (continued)

Other Notes

Holdings has other notes of approximately $0.2 million at January 27, 2001 and January 29, 2000, respectively. The notes accrue interest at 9.5%.

Future Maturities of Long-Term Debt

Five-year maturities of long-term debt are as follows (in thousands):

2001	$5,194

2002	6,517

2003	8,040

2004	13,681

2005	34

Thereafter	99,654

$133,120

8. Fair Values of Financial Instruments

The following methods and assumptions were used by Holdings in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents —The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

Long-term debt and interest rate swap agreements —The carrying amounts of Holdings’ borrowings under its New Credit Facility approximate its fair value because the New Credit Facility is a variable rate debt instrument. The fair values of Holdings’ Senior Subordinated Notes and Senior Discount Notes are estimated based upon quoted market prices. The fair values of Holdings’ capital lease obligations, other notes and interest rate swap agreements are estimated using discounted cash flow analysis, based on Holdings’ current incremental borrowing rates for similar types of borrowing arrangements.

The carrying amounts and fair values of Holdings’ financial instruments at January 27, 2001 and January 29, 2000 are as follows:

	January 27, 2001		January 29, 2000

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

		(In Thousands)
Cash and cash equivalents	$91	$91	$269	$269

9-7/8% Senior Subordinated Notes due 2008	65,000	44,525	81,360	58,579

New Credit Facility	32,561	32,561	26,961	26,961

12-1/8% Senior Discount Notes due 2009	34,654	7,222	30,805	12,639

Other notes	178	178	178	178

Interest rate swap asset (liability)	—	113	—	(190)

Capital lease obligations	727	732	684	689

9. Employee Benefit Plans

Holdings sponsors a 401(k) profit sharing defined contribution pension plan. Contributions to the plan are based on a percentage of profits, but may be increased or decreased at the discretion of the Board of Directors. The plan covers substantially all of its salaried employees. For the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, pension and profit sharing expenses were approximately $0.6 million, $0.5 million and $0.5 million, respectively.

10. Income Taxes

Income tax expense (benefit) before extraordinary gains and losses consists of the following:

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)
Income taxes (benefit):

Current:

Federal	$1,174	$1,641	$533

State	(359)	(283)	145

	815	1,358	678

Deferred:

Federal	(1,074)	(1,270)	(1,098)

State	53	123	(454)

	(1,021)	(1,147)	(1,552)

	$(206)	$211	$(874)

A reconciliation of U.S. income tax (benefit) computed at the statutory rate and actual expense is as follows:

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

		(In Thousands)

Amount computed at statutory rate	$(925)	$(640)	$(1,410)

State and local taxes less applicable federal income tax	(202)	(106)	(203)

Goodwill and other amortization	836	830	788

Other	85	127	(49)

	$(206)	$211	$(874)

10. Income Taxes (continued)

The components of the net deferred tax asset and liability are as follows:

	January 27,	January 29,
	2001	2000

	(In Thousands)
Deferred tax liabilities:

Inventory	$2,244	$2,244

Property and equipment	1,060	1,096

Customer lists	4,657	5,068

Other	440	385

Total deferred tax liabilities	8,401	8,793

Deferred tax assets:

Interest expense	4,732	3,895

State net operating loss carryforwards	698	880

Inventory	488	509

Accrued expenses	521	530

Other	148	92

Total deferred tax assets	6,587	5,906

Net deferred tax liabilities	$1,814	$2,887

State net operating loss carryforwards (“NOLs”) were generated during the 1999 fiscal year, primarily related to the state income tax benefit from extraordinary losses incurred in connection with the early debt extinguishment (see Note 7). The NOLs expire at various times beginning in fiscal year 2002 through 2019.

11. Commitments and Contingencies

Purchase Commitments

Holdings purchases the majority of its inventory through purchase order commitments which are denominated in U.S. dollars. Holdings purchased approximately 29%, 24%, and 20% of its inventory from one vendor for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively. At January 27, 2001 and January 29, 2000, Holdings had outstanding inventory purchase commitments of approximately $15.3 million and $13.4 million, respectively.

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

11. Commitments and Contingencies (continued)

Lease Commitments

Holdings leases substantially all of its vehicles and certain other equipment and facilities. These leases are subject to renewal options for varying periods. Future minimum payments, by year and in the aggregate, under capital leases and noncancelable operating leases with initial or remaining terms of one year or more consisted of the following:

	Capital
	Leases	Operating Leases

2002	$349	$3,045

2003	246	2,261

2004	170	1,399

2005	59	724

2006	69	486

Thereafter	—	112

Total minimum lease payments	893	$8,027

Less amounts representing interest	166

Present value of future minimum lease payments	727

Less current maturities of capital lease obligations	277

Capital lease obligations	$450

Operating lease expense under such arrangements was approximately $3.5 million, $3.5 million and $4.0 million, for the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively. Amortization of assets recorded under capital leases is included with depreciation expense in Holdings’ results of operations.

11. Commitments and Contingencies (continued)

Lease Commitments (continued)

At January 27, 2001 and January 29, 2000, property and equipment include capitalized vehicle leases of approximately $2.3 million and $1.8 million, respectively, and accumulated amortization of approximately $1.4 million and $1.1 million, respectively.

Litigation

Holdings is involved from time to time in lawsuits that arise in the normal course of business. Holdings actively and vigorously defends all lawsuits. Management believes that there are no lawsuits that will have a material effect on Holdings’ financial position, results of operations or liquidity.

12. Redeemable Preferred Stock and Stock Purchase Warrants

On December 29, 2000, in connection with the October 2000 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series C non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series C Preferred Stock”). Holdings issued 1,000 shares of Holdings Series C Preferred Stock to Fenway II during fiscal 2001 for approximately $4.8 million, with a liquidation preference of $4,761 per share plus an additional amount of approximately $2.3 million divided by the total number of outstanding and accrued shares of Holdings Series C Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $985.42 per share and are payable in-kind, semi annually in arrears on April 13 and October 13, beginning April 13, 2001. The Holdings Series C Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, pari passu, with Holdings Series B Preferred Stock and senior to Holdings’ common stock in dividends and liquidation. The Holdings Series C Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series C Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method.

On December 29, 1999, in connection with the September 1999 Transaction and the July 1999 Transaction as described in Note 7, Holdings authorized 2,500 shares of Series B non voting, cumulative, redeemable preferred stock with a par value of $0.01 per share (the “Holdings Series B Preferred Stock”). Holdings issued 1,000 shares of Holdings Series B Preferred Stock to Fenway during fiscal 2000 for approximately $4.9 million, with a liquidation preference of $4,938 per share plus an additional amount of approximately $2.0 million divided by the total number of outstanding and accrued shares of Holdings Series B Preferred Stock as of the event of liquidation. A sale of all or substantially all of Holdings’ assets, merger or other change of control constitutes a liquidation. Dividends are cumulative at an annual rate of $953.97 per share and are payable in-kind, semi annually in arrears on February 21 and August 21, beginning February 21, 2000. The Holdings Series B Preferred Stock ranks junior to outstanding Holdings Series A Preferred Stock, if any, and is senior to Holdings’ common stock in dividends and liquidation. The Holdings Series B Preferred Stock is redeemable upon a change of control or a public offering, as defined in the indenture governing the Senior Subordinated Notes. The redemption price will be equal to the amount that would be paid to the Holdings Series B Preferred Stock under a liquidation. The difference between the carrying value and redemption amount is being accreted as a charge to retained earnings using the interest method.

In February 1997, Holdings issued to New York Life Insurance Company and American Home Assurance Company (the “Outside Investors”) common stock purchase warrants (“Warrants”) to acquire 6,962 shares of Holdings common stock for an aggregate consideration of $0.1 million. The Warrants can be exercised at any time through February 26, 2007 for an exercise price of approximately $186 per share. No Warrants have been exercised as of January 27, 2001.

13. Stock Options

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

Nonqualified Series A Options of 11,528 were granted to certain officers of Iron Age in connection with the Fenway Acquisition effective February 26, 1997 in exchange for options to acquire shares of the Predecessor to Holdings. The exercise price of Series A Options is approximately $36 per share and represents the difference between the fair market value of Holdings’ common stock at the date of grant and the total fair value of the exchanged options which was recognized as a capital contribution to Holdings of approximately $3.8 million, or approximately $328 per share. The total fair value of the exchanged options was recognized as a capital contribution to Holdings because the exchanged options represented a portion of the purchase price of Holdings. The basis used to determine the fair market value of Holdings common stock was the purchase price paid by Fenway as of the date of the Fenway Acquisition, which was the date of grant of the Series A Options. During the year ended January 29, 2000, 367 Series A Options were exercised. No Series A Options were exercised during the years ended January 27, 2001 or January 30, 1999. The 11,161 remaining Series A Options are fully vested and exercisable as of January 27, 2001.

Nonqualified Series B Options of 8,567 were granted in August 1997 in connection with the Fenway Acquisition to certain officers of Iron Age with an exercise price of approximately $364 per share. Approximately 65% of the options (“Series B Basic”) become exercisable, subject to the achievement of certain target earnings by Holdings and continued employment of the optionholder, at the rate of 20% per year commencing with Holdings’ fiscal year ended January 31, 1998. Holdings is deemed to have achieved the target earnings in a given fiscal year if Holdings’ net income before interest, taxes, depreciation, amortization, extraordinary or unusual gains or losses, management fees payable to Fenway Partners, Inc., an affiliate of Fenway, directors fees and expenses payable to Fenway representatives and fees and expenses associated with acquisitions equals or exceeds the target amount set by the Board of Directors for such fiscal year. The remaining 35% of Series B Options (“Series B Extra”) vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders as defined in the Option Plan. The exercise price of Series B Options granted in August 1997 was approximately $364 per share at the time such Series B Options were granted. On April 24, 1998, in connection with the April 1998 Transactions, the exercise price of Series B Options that were not vested as of April 24, 1998 was reduced. The exercise price of (i) Series B Options of 7,465 that were not vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $186 per share and (ii) Series B Options of 1,102 that were vested (as such term is defined in the Option Plan) as of April 24, 1998 is approximately $364 per share. Upon the vesting of the Series B Options, as defined in the Option Plan, Holdings will recognize compensation expense related to the Series B Options based upon the difference, if any, between the estimated fair value of Holdings common stock at the time such options vest and the exercise prices of $186 or $364, respectively. During the years ended January 27, 2001, January 29, 2000 and January 30, 1999, no Series B Basic options that vest subject to the achievement of target earnings became exercisable.

During the year ended January 27, 2001, 250 Series B Basic options were granted and become exercisable on a pro rata basis over the years ended 2001, 2002 and 2003. Eighty-three of these Series B Basic options became vested during the year ended January 27, 2001 at an exercise price of approximately $186 per share. In addition, 598 Series B Basic options were forfeited due to the failure to meet certain target earnings.

During the year ended January 29, 2000, 452 non vested Series B Basic options became vested and exercisable at an exercise price of approximately $186 per share. An additional 452 non vested Series B Basic options were reclassified from options which vest over time, subject to the achievement of certain target earnings, to options which vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders.

During the year ended January 30, 1999, 1,145 non vested Series B Basic options were reclassified from options which vest over time, subject to the achievement of certain target earnings, to options which vest upon a change of control of Iron Age and the attainment of certain internal rate of return objectives by Holdings’ stockholders. No Series B Options became exercisable during the year ended January 30, 1999.

Holdings applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plan. For the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, no compensation cost has been recognized in the Holdings’ financial statements.

Had compensation cost for Holdings’ stock option plan been determined based on the fair value of such awards at the grant date, consistent with Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation, Holdings’ total net income would have been as follows:

	Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

	(In Thousands)
Net loss:

As reported	$(231)	$(290)	$(7,288)

Pro forma	(252)	(303)	(7,366)

The fair values of options granted were estimated at the date of grant using the minimum value option-pricing model based on the following assumptions:

		Year ended

	January 27, 2001	January 29, 2000	January 30, 1999

Risk-free interest rate	6.0	6.0	6.0

Dividend yield	0.0	0.0	0.0

Expected life	5 years	5 years	3 years

Volatility	Not applicable	Not applicable	Not applicable

      A summary of the status of the shares under Holdings’ stock option plan is as follows:

		Year ended
	January 27, 2001	January 29, 2000	January 30, 1999

Outstanding, beginning of year	18,515	20,095	20,095

Exercised	—	(367)	—

Granted	500	1,145	100

Forfeited	(881)	(2,358)	(100)

Outstanding, end of year	18,134	18,515	20,095

Options exercisable at end of year	12,596	12,590	12,610

13. Stock Options (continued)

      Additional information regarding stock options granted in connection with the 1997 stock option plan is outlined below:

	Year ended

	January 27, 2001			January 29, 2000			January 30, 1999

	Series A	Series B Basic	Series B Extra	Series A	Series B Basic	Series B Extra	Series A	Series B Basic	Series B Extra

Weighted average fair value of options at grant date	—	52	—	—	52	—	5	51	26

Weighted average exercise price of all outstanding options	36	223	186	36	220	186	36	228	186

Weighted average exercise price of options exercisable	36	303	—	36	307	—	36	364	—

Weighted average exercise price of options granted during the year	—	186	—	—	186	—	—	186	—

Weighted average exercise price of options exercised during the year	—	—	—	36	—	—	—	186	—

Weighted average exercise price of options expired and forfeited during the year	—	192	—	—	194	—	—	186	—

Weighted average remaining contractual life of options outstanding	6.1	7.0	6.1	7.1	7.6	7.1	8.1	8.1	8.1

Options outstanding at end of year	11,161	4,469	2,504	11,161	4,850	2,504	11,528	5,508	3,059

Options exercisable at end of year	11,161	1,435	—	11,161	1,429	—	11,528	1,082	—

14. Related Party Transactions

Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”), provides management services to Holdings and Iron Age pursuant to an amended and restated management agreement (the “Management Agreement”) among Holdings, Iron Age and Fenway Partners. Pursuant to the Management Agreement, Fenway Partners provides Holdings and Iron Age with general management, advisory and consulting services with respect to Iron Age’s business and with respect to such other matters as Holdings may reasonably request from time to time, including, without limitation, strategic planning, financial planning, business acquisition and general business development services. Holdings paid management fees of approximately $0.3 million, $0.3 million and $0.3 million in the fiscal years ended January 27, 2001, January 29, 2000 and January 30, 1999, respectively, for management and other advisory services. In addition, Holdings has reimbursed Fenway Partners for certain related expenses incurred in connection with rendering such services in an amount equal to approximately $0.1 million for the year ended January 27, 2001 and approximately $0.1 million for the year ended January 29, 2000.

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

On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

In connection with the April 1998 Transactions, members of management of Iron Age holding vested options received aggregate payments of approximately $2.2 million which reflects the decrease in the equity value of the Company as a result of the cash distribution to the stockholders of Holdings in the April 1998 Transactions.

In connection with the Fenway Acquisition and the Knapp Acquisition, Holdings paid approximately $2.1 million and approximately $0.2 million, respectively, to Fenway Partners for financial advisory fees.

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
IRON AGE HOLDINGS CORPORATION
January 27, 2001

COL. A	COL. B	COL. C		COL. D		COL. E

		Additions

			Charged to
	Balance at	Charged to	Other
	Beginning of	Costs and	Accounts-	Deductions-		Balance at End
Descriptions	Period	Expenses	Describe	Describe		Of Period

Year ended January 27, 2001:

Deducted from assets accounts:

Allowance for doubtful accounts	$444,000	$565,000	—	$397,000	(2)	$612,000

Year ended January 29, 2000:

Deducted from assets accounts:

Allowance for doubtful accounts	$275,000	$274,000	—	$105,000	(2)	$444,000

Year ended January 30, 1999:

Deducted from assets accounts:

Allowance for doubtful accounts	$382,000	$151,000	—	$258,000	(1)	$275,000

(1)	Uncollectible accounts written off, net of recoveries and adjustments related to the Dunham Sale.

(2)	Uncollectible accounts written off, net of recoveries.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding Holdings’ directors and executive officers, including their respective ages, as of April 26, 2001.

Name	Age	Position

William J. Mills	41	President, Chief Executive Officer and Director
Donald R. Jensen	63	Chairman and Director
Keith A. McDonough	42	Vice President-Finance, Chief Financial Officer and Chief Operating Officer
Nicholas C. Bayley	38	President and Chief Executive Officer —Falcon Shoe Mfg. Co.
Joseph J. Sebes	41	Executive Vice President/Sales, Iron Age
Peter Lamm	49	Director
Andrea Geisser	58	Vice President and Director
Charles M. LaFollette	36	Director
James T. McKitrick	55	Director

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

      Keith A. McDonough is Vice President-Finance, Chief Financial Officer and Chief Operating Officer of Holdings. Mr. McDonough joined Iron Age in 1981. He was appointed Chief Operating Officer of Iron Age and Holdings in February 2001, has been the Executive Vice President of Iron Age since 1997 and has been Iron Age’s and Holdings’ Chief Financial Officer since 1990. Mr. McDonough is responsible for all financial matters, including Accounting, Treasury, Taxes and Investor Relations. Mr. McDonough also has direct oversight of Information Technology, Human Resources, Operations, Merchandising and Marketing.

      Nicholas C. Bayley is President and Chief Executive Officer of Falcon. Prior to February 2000, he was the Vice President and Chief Financial Officer of Falcon. From May 1996 to July 1997, he was Vice President and Chief Financial Officer of Knapp Shoes. Prior to that time, he held various positions in public accounting. Mr. Bayley currently serves as a director of BB Realty Co., LLC.

      Joseph J. Sebes became Executive Vice President/Sales of Iron Age in July 2000. From February 1999 to July 2000, he was Executive Vice President/Corporate Accounts of Iron Age. From 1997 to 1999, he served as Vice President/National Sales. From 1992 to 1997, he was Regional Vice President of Sales. Mr. Sebes joined Iron Age in 1990 as the District Sales Manager in North Carolina and South Carolina. Prior to that time, he held various sales and management positions in the food and beverage industry with Hilton Hotels Corporation and Kraft Foods.

      Peter Lamm became a director of Holdings and Iron Age in 1997. Mr. Lamm is Chairman and Chief Executive Officer of Fenway Partners, a New York-based direct investment firm for institutional investors with a primary objective of acquiring leading middle-market companies. From February 1982 to April 1994, Mr. Lamm was a member of Butler Capital Corporation, a private investment firm, most recently as Senior Direct Investment Officer and Managing Director. Mr. Lamm currently serves as a director of Aurora Foods, Inc., Simmons Company, Delimex, Quality Stores, Inc. and Blue Capital.

      Andrea Geisser became a director and Vice President of Holdings and director of Iron Age in 1997. Mr. Geisser has been a Managing Director of Fenway Partners since its formation in 1994. From February 1989 to June 1994, Mr. Geisser was a Managing Director of Butler Capital Corporation. From 1986 to 1989, Mr. Geisser served as a Managing Director of Onex Investment Corporation, the largest Canadian leveraged buyout company. Mr. Geisser currently serves as a director of Aurora Foods, Inc., Decorative Concepts and Valley Dynamo, LLP.

      Charles M. LaFollette became a director of Holdings in 2000. Mr. LaFollette is a Vice President of Fenway Partners. Prior to joining Fenway Partners in July 2000, Mr. LaFollette was in the Leveraged Finance group at Credit Suisse First Boston, most recently as a Director.

      James T. McKitrick became a director of Holdings in 2000. From July 1992 through 2000, Mr. McKitrick was President and Chief Executive Officer of Quality Stores, Inc. Prior to July 1992, he was President and Chief Executive Officer of Builder’s Emporium, a California-based home improvement center chain. Previously, he was with Ames Department Stores from 1987 through 1990, where he held the positions of Executive Vice President, Chairman of Zayre Discount Store Division and President and Chief Executive Officer of G.C. Murphy Division. Mr. McKitrick also served as President and Chief Executive Officer of Warehouse Club, Inc. from 1986 through 1987 and Executive Vice President of Merchandising for T.G.&Y. Stores Company from 1984 through 1986. From 1963 through 1984, Mr. McKitrick was with the Kmart Corporation.

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

Item 11. Executive Compensation.

      The following table sets forth information concerning the compensation earned in fiscal 1999, 2000 and 2001 by Mr. Jensen, Holdings’ Chairman, Mr. Mills, Holdings’ President since February 1, 1999, and each of the other three most highly compensated executive officers of Holdings (collectively, the “Named Executive Officers”). The current compensation arrangements, if any, for these officers are described in “Employment Agreements”.

Summary Compensation Table

					Long Term	All Other
		Annual Compensation			Compensation($)	Compensation($)

					Number of
					Securities
					Underlying
Name and Position	Year (1)	Salary ($)	Bonus($)		Options(2)

William J. Mills President and Chief Executive Officer	1999 2000 2001	172,780 200,793 217,253	431,394 - 51,600	(3)	- 138 -	11,085 20,507 13,237	(4) (5) (6)

Donald R. Jensen Chairman	1999 2000 2001	397,961 240,248 248,020	1,488,774 - 68,800	(7)	- - -	23,307 26,571 9,190	(8) (9) (10)

Keith A. McDonough Vice President-Finance, Chief Financial Officer and Chief Operating Officer	1999 2000 2001	122,777 124,011 140,628	416,495 - 34,400	(11)	- 118 -	10,437 20,833 11,032	(12) (13) (14)

Nicholas C. Bayley (15) President and Chief Executive Officer, Falcon Shoe Mfg. Co.	1999 2000 2001	91,248 94,372 115,350	16,757 7,280 7,982		- - -	4,145 6,079 5,286	(16) (17) (18)

Joseph J. Sebes Executive Vice President/Sales, Iron Age	1999 2000 2001	85,943 106,282 112,453	- 8,000 19,264		- 80 -	5,329 7,668 6,475	(19) (20) (21)

(1)	1999: Fiscal year ended January 30, 1999.

2000: Fiscal year ended January 29, 2000.

2001: Fiscal year ended January 27, 2001.

(2)	Options to acquire common stock of Holdings.

(3)	Includes $367,881 bonus paid by Iron Age in connection with the April 1998 Transactions.

(4)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group life insurance premiums of $330 paid by Iron Age during the Plan Year ended December 31, 1998.

(5)	Includes Iron Age allocations of $15,609 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(6)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $300 paid by Iron Age during the Plan year ended December 31, 2000.

(7)	Includes $1,202,966 bonus paid by Iron Age in connection with the April 1998 Transactions.

(8)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $3,510 paid by Iron Age during the Plan Year ended December 31, 1998.

(9)	Includes Iron Age allocations of $15,311 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $1,980 paid by Iron Age during the Plan Year ended December 31, 1999.

(10)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31,

2000 and group life insurance premiums of $1,980 paid by Iron Age during the Plan year ended December 31, 2000.

(11)	Includes $365,685 bonus paid by Iron Age in connection with the April 1998 Transactions.

(12)	Includes Iron Age allocations of $8,000 under defined contribution plan for the Plan Year ended December 31, 1998 and group term life insurance premiums of $386 paid by Iron Age during the Plan Year ended December 31, 1998.

(13)	Includes Iron Age allocations of $16,496 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $300 paid by Iron Age during the Plan Year ended December 31, 1999.

(14)	Includes Iron Age allocations of $7,210 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $275 paid by Iron Age during the Plan year ended December 31, 2000.

(15)	Mr. Bayley became President and Chief Executive Officer of Falcon on February 1, 2000.

(16)	Represents Falcon allocation under defined contribution plan for the Plan Year ended December 31, 1998.

(17)	Represents Falcon allocation of $6,079 under defined contribution plan for the Plan Year ended December 31, 1999.

(18)	Represents Falcon allocation of $5,286 under defined contribution plan for the Plan Year ended December 31, 2000.

(19)	Includes Iron Age allocations of $4,301 under defined contribution plan for the Plan Year ended December 31, 1998 and group life insurance premiums of $224 paid by Iron Age during the Plan Year ended December 31, 1998.

(20)	Includes Iron Age allocations of $5,632 under defined contribution plan for the Plan Year ended December 31, 1999 and group life insurance premiums of $310 paid by Iron Age during the Plan Year ended December 31, 1999.

(21)	Includes Iron Age allocations of $5,577 under defined contribution plan for the Plan Year ended December 31, 2000 and group life insurance premiums of $222 paid by Iron Age during the Plan Year ended December 31, 2000.

Aggregated Fiscal Year-End Option Values

      The following table sets forth information concerning the value of unexercised stock options at the end of fiscal 2001 for the Named Executive Officers.

Aggregated Fiscal Year-End Option Values

	Number of Securities	Value of Unexercised
	Underlying Unexercised	In-the-Money Options
	Options at	at Fiscal Year
	Fiscal Year End(#)(1)	End($)(2)

	Exercisable/	Exercisable/
Name	Unexercisable	Unexercisable

William J. Mills
Series A	2,194.43/0	327,321/0
Series B—Basic B	248/493	0/0
Series B—Extra B	0/600	0/0
Donald R. Jensen
Series A	6,404.83/0	955,345/0
Series B—Basic B	340/400	0/0
Series B—Extra B	0/1,248.77	0/0
Keith A. McDonough
Series A	2,194.42/0	327,321/0
Series B—Basic B	227/442	0/0
Series B—Extra B	0/600	0/0
Nicholas C. Bayley
Series B—Basic B	30/60	0/0
Joseph J. Sebes
Series A	367.05/0	54,749/0
Series B—Basic B	80/150	0/0
Series B—Extra B	0/55	0/0

(1)	Options to acquire common stock of Holdings.

(2)	Value based on assumed value at January 27, 2001 of $185.52 per share.

Compensation of Directors

      Holdings pays no compensation to its independent directors and pays no additional remuneration to its employees or to executives of Holdings for serving as directors except for certain options provided to Mr. McKitrick under the Option Plan of Holdings and a $3,750 per meeting fee paid to Mr. McKitrick. In May 2000, Mr. McKitrick was granted 500 Series B Options at an exercise price of $185.52 per share. One half of these Series B Options vest ratably over three years and one half are subject to certain vesting restrictions based upon performance.

Employment Agreements

      Mr. Mills is currently employed by Iron Age pursuant to an agreement dated November 20, 1995. Under this agreement, which is extended from year to year in the absence of a notice of non-renewal given at least 90 days prior to end of each fiscal year, Mr. Mills receives an annual salary of $210,000, subject to annual increases, and is eligible for a bonus of not less than $75,000 based upon Iron Age’s achievement of EBITDA targets. If Mr. Mills is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary for 18 months and continued coverage under group health plans for one year following his termination or resignation

      Mr. Jensen is currently employed as Chairman of the Board of Directors of Holdings and Iron Age pursuant to an agreement dated February 26, 1997. Under this agreement, Mr. Jensen is entitled to receive an annual salary of $250,000. In addition, Mr. Jensen is eligible for an annual bonus of up to $100,000 determined by Iron Age’s achievement of EBITDA targets. If Mr. Jensen is terminated other than for cause or resigns voluntarily for good reason, he is entitled to receive continued salary until December 31, 2001 and continued coverage under group health plans for himself and his spouse until his 65th birthday, or until his spouse’s 65th birthday if he dies prior to age 65. If Mr. Jensen’s employment is terminated by reason of his death and he is survived by his spouse, his surviving spouse is entitled to receive a continuation of his salary until the month of his 62nd birthday and continued coverage under group health plans until her 65th birthday. If Mr. Jensen’s employment is terminated by reason of his incapacity, Mr. Jensen is entitled to receive continued salary less amounts received by him under group disability plans and social security disability benefits until earlier of his death or his 65th birthday and continued coverage under group health plans for him and his spouse until his 65th birthday if he dies prior to age 65. Under this agreement, Mr. Jensen may also borrow from Iron Age on an interest-free basis up to $125,000 per calendar quarter beginning January 1, 2002. The maximum loan amount is equal to 100% of the fair market value of all of Mr. Jensen’s vested options as determined by Holdings’ Board of Directors. Each loan will be secured by a pledge of Mr. Jensen’s vested options of equivalent fair market value. All loans will become due and payable upon a public offering of Iron Age shares or the occurrence of certain other Liquidity Events as defined in the agreement.

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

Compensation Committee Interlocks and Insider Participation

      Messrs. Lamm, Geisser and Jensen were appointed to the Compensation Committee by Holdings’ Board of Directors on September 15, 1998. Mr. Jensen is an executive officer of Holdings. Mr. Jensen’s compensation for fiscal 2001 was previously established by the terms of his employment agreement.

      Concurrent with the formation of the Compensation Committee on September 19, 1998, the Audit Committee was formed. Membership as of January 27, 2001 consists of Messrs. Geisser, Jensen and LaFollette.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      As of April 26, 2001, the outstanding capital stock of Holdings consisted of 99,991.94 shares of common stock, par value $0.01 per share, 1,000 shares of Holdings Series B Preferred Stock, par value $0.01 per share and 1,000 shares of Holdings Series C Preferred Stock, par value $0.01 per share.

      The following table sets forth certain information as of April 26, 2001 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings and (ii) the equity securities of Holding by each director of Holdings, each Named Executive Officer of Holdings, and the directors and executive officers of Holdings as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares owned unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

			Shares Beneficially Owned(1)
	Common Stock		Series B Preferred Stock		Series C Preferred Stock

	Number of	Percentage of	Number of	Percentage of	Number of	Percentage of
Name and Address	Shares	Class	Shares	Class	Shares	Class

Principal Stockholders:

Fenway Entities(2) 152 West 57th Street New York, New York 10019	88,431.57	88.44%	949.88	94.99%	1,000	100%

New York Life Insurance Company(3) 51 Madison Avenue New York, NY 10010	11,187.21	10.69	—	—	—	—

American Home Assurance Company(4) c/o AIG Global Investment Co. 200 Liberty Street New York, NY 10281	5,593.61	5.47	—	—	—	—

Directors and Executive Officers:

William J. Mills(5)	2,442.43	2.38	15.19	1.50	—	—

Donald R. Jensen(6)	6,744.83	6.32	—	—	—	—

Keith A. McDonough(7)	2,421.42	2.36	10.13	1.00	—	—

Nicholas C. Bayley(8)	30.00	*	1.62	*	—	—

Joseph J. Sebes(9)	447.05	*	—	—	—	—

Peter Lamm(10)	—	—	—	—	—	—

Andrea Geisser(10)	—	—	—	—	—	—

Charles M. LaFollette(10)	—	—	—	—	—	—

James T. McKitrick(11)	83.00	*	—	—	—	—

All directors and executive officers as a group, including the above named persons	12,168.73	10.85	26.94	2.62	—	—

*	Less than one percent.

(1)	As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole shared power to dispose, or direct the disposition, of a security and includes options and warrants exercisable within 60 days.

(2)	Includes (a) 85,968.12 shares of common stock held by Fenway, (b) 2,463.45 shares of common stock held by its affiliated entities, FPIP, LLC and FPIP Trust, LLC, (c) 949.88 shares of Holdings Series B Preferred Stock held by Fenway and (d) 1,000 shares of Holdings Series C Preferred Stock held by Fenway II, an affiliate of Fenway.

(3)	Includes 4,641.66 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(4)	Includes 2,320.83 shares of common stock subject to acquisition from Holdings at a purchase price of $185.52 per share pursuant to a warrant that expires on February 26, 2007.

(5)	Includes 2,194.43 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 165 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 83 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan (as defined) of Holdings. See “Management Equity Arrangements.”

(6)	Includes 6,404.83 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share and 340 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(7)	Includes 2,194.42 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 153 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 74 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(8)	Includes 20 shares of common stock that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 10 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements”.

(9)	Includes 367.05 shares of common stock that may be acquired upon the exercise of outstanding Series A Options at an exercise price of $36.36 per share, 55 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $363.60 per share and 25 shares that may be acquired upon the exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

(10)	Messrs. Lamm and Geisser are limited partners of Fenway Partners, L.P., the general partner of Fenway. Accordingly, Messrs. Lamm and Geisser may be deemed to beneficially own shares owned by Fenway. Messrs. Lamm, Geisser and LaFollette are members of Fenway Partners II, LLC, the general partner of Fenway II, and accordingly may be deemed to beneficially own shares owned by Fenway II. Messrs. Lamm , Geisser and LaFollette are members of FPIP, LLC and FPIP Trust, LLC and, accordingly, may be deemed to beneficially own shares owned by such funds. Messrs. Lamm, Geisser and LaFollette disclaim beneficial ownership of any such shares in which they do not have pecuniary interests. The business address of each of the foregoing is c/o Fenway Partners, Inc., 152 West 57th Street, New York, New York 10019.

(11)	Represents 83 shares of common stock that may be acquired upon exercise of outstanding Series B Options at an exercise price of $185.52 per share pursuant to the Option Plan of Holdings. See “Management Equity Arrangements.”

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

      In connection with the April 1998 Transactions, members of management of Iron Age holding vested options received aggregate payments of approximately $2.2 million which reflects the decrease in the equity value of the Company as a result of the cash distribution to the stockholders of Holdings in the April 1998 Transactions.

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

Management Agreement

      Holdings and Iron Age are party to the amended and restated management agreement (the “Management Agreement”) with Fenway Partners, Inc., an affiliate of Fenway (“Fenway Partners”) pursuant to which Fenway Partners agreed to provide management and advisory services to Holdings and Iron Age. In exchange for such services, Holdings and Iron Age agreed to pay Fenway Partners (i) annual management fees equal to $250,000 for fiscal 1999, $275,000 for fiscal 2000, $300,000 for fiscal 2001 and, for each subsequent fiscal year, 0.25% of the net sales for the immediately preceding fiscal year which annual management fees shall be increased by an amount to be negotiated in good faith in the event of an acquisition of a business with an enterprise value in excess of $50.0 million, (ii) fees in connection with the negotiation and consummation by Fenway Partners of senior financing for any acquisition transactions, which fees shall not exceed the greater of $1.0 million or 1.5% of the aggregate transaction value and (iii) certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by Fenway Partners in connection with providing services to Holdings and Iron Age. Holdings and Iron Age also agreed to indemnify Fenway Partners under certain circumstances. In addition, pursuant to the Management Agreement, Fenway Partners received approximately $2.1 million in connection with the structuring of the Fenway Acquisition and the related senior secured financing. Holdings believes that the fees payable pursuant to the Management Agreement are comparable to fees payable to unaffiliated third parties for similar services.

Related Party Transactions

      On August 29, 2000, Fenway II purchased Discount Notes with a face value of approximately $7.3 million for approximately $1.4 million. The purchase resulted in an income tax liability to Holdings of approximately $0.9 million. In October 2000, Fenway II funded the income tax liability through a capital contribution.

      On February 7, 2000, Fenway purchased Discount Notes with a face value of approximately $10.0 million for approximately $1.9 million. The purchase resulted in an income tax liability to Holdings of approximately $1.3 million. In May 2000, Fenway funded the income tax liability through a capital contribution.

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

See Index to Financial Statements appearing at page 18.

(a)(2) Financial Statement Schedules

The following Financial Statement Schedule is included at page 48:

Schedule II —Valuation and Qualifying Accounts.

Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibit Index

3.1(1)	Holdings Certificate of Incorporation, as amended.

3.2(1)	Holdings By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.1(1)	Credit Agreement dated as of April 24, 1998.

10.2(1)	Security Agreement dated April 24, 1998.

10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.

10.4(1)	Canadian Security Agreement dated April 24, 1998.

10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.

10.6(1)	Intercompany Subordination agreement dated April 24, 1998.

10.7(1)	Subsidiary Guaranty dated April 24, 1998.

10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.

10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.

10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.

10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.

10.13(1)	Stockholders Agreement dated as of February 26, 1997.

10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.

10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.

10.17(1)	Stock Option Plan dated February 26, 1997.

10.18(1)	Securities Purchase Agreement dated February 26, 1997.

10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.

10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.

10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.

10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.

10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.

10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.

10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.

10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.

10.27(1)	Jensen Employment Agreement dated February 26, 1997.

10.28(1)	Mills Employment Agreement dated November 20, 1995.

10.29(1)	McDonough Employment Agreement dated November 20, 1995.

10.30(1)	Johanson Employment Agreement date August 1, 1994.

10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.

10.32(2)	Taaffe Severance Agreement dated January 13, 1999.

10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.

10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.

10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.

10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999

10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.

10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.

10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.

10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.

10.41(4)	Johanson Consulting Agreement dated February 1, 2000.

10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.

10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.

10.45	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.

21.1(1)	Subsidiaries of Holdings.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.

(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.

(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.

(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10K, filed April 18, 2000.

(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10Q, filed December 11, 2000.

(b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the fourth quarter of the fiscal year ended January 27, 2001.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Iron Age Holdings Corporation

Dated: April 26, 2001	By:/S/KEITH A. MCDONOUGH Vice President Finance, Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/WILLIAM J. MILLS William J. Mills	President and Director (principal executive officer)	April 26, 2001

/S/DONALD R. JENSEN Donald R. Jensen	Chairman and Director	April 26, 2001

/S/KEITH A. MCDONOUGH Keith A. McDonough	Vice President Finance, Chief Financial Officer and Chief Operating Officer (principal financial and accounting officer)	April 26, 2001

/S/JOSEPH J. SEBES Joseph J. Sebes	Executive Vice President/Sales, Iron Age	April 26, 2001

/S/PETER LAMM Peter Lamm	Director	April 26, 2001

/S/ANDREA GEISSER Andrea Geisser	Vice President and Director	April 26, 2001

/S/CHARLES M. LAFOLLETTE Charles M. LaFollette	Director	April 26, 2001

/S/JAMES T. MCKITRICK James T. McKitrick	Director	April 26, 2001