Form 10-Q
period 2002-04-27
IRON AGE HOLDINGS CORP
filed 2002-06-11
CIK 864292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: April 27, 2002
OR

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

Consolidated Balance Sheets as of April 27, 2002 and January 26, 2002

Consolidated Statements of Operations for the three months ended April 27, 2002 and April 28, 2001

Consolidated Statements of Cash Flows for the three months ended April 27, 2002 and April 28, 2001

Notes to Consolidated Financial Statements

Iron Age Holdings Corporation
Consolidated Balance Sheets

	April 27	January 26
	2002	2002

	(unaudited)
	(Dollars in Thousands)
Assets
Current assets:
Cash and cash equivalents	$219	$624
Accounts receivable, net	14,347	13,549
Inventories (Note 2)	33,633	32,089
Prepaid expenses	1,520	2,210
Deferred income taxes	867	726

Total current assets	50,586	49,198
Other noncurrent assets	3,512	3,633
Property and equipment, net	9,052	9,253
Intangible assets, net	93,515	93,930

Total assets	$156,665	$156,014

Liabilities and stockholders’ equity
Current liabilities:
Current maturities of long-term debt	$6,470	$6,475
Accounts payable	5,767	4,687
Accrued expenses	6,923	5,076

Total current liabilities	19,160	16,238
Long-term debt payable to majority stockholder	15,415	14,975
Long-term debt, less current maturities	107,489	110,253
Other noncurrent liabilities	373	390
Deferred income taxes	1,059	1,064

Total liabilities	143,496	142,920
Commitments and contingencies	—	—
Series B redeemable preferred stock	8,727	8,300
Series C redeemable preferred stock	6,927	6,545
Stockholders’ deficit:
Common stock, $.01 par value; 200,000 shares authorized, 99,992 issued and outstanding	1	1
Additional paid-in capital	40,254	40,254
Accumulated deficit	(42,446)	(41,635)
Accumulated other comprehensive loss	(294)	(371)

Total stockholders’ deficit	(2,485)	(1,751)

Total liabilities and stockholders’ deficit	$156,665	$156,014

     See accompanying notes.

Iron Age Holdings Corporation
Consolidated Statements of Income (Unaudited)

	Three months ended
	April 27	April 28
	2002	2001

	(Dollars in Thousands)

Net sales	$27,576	$30,011
Cost of sales	13,540	14,381

Gross profit	14,036	15,630
Selling, general and administrative	9,787	10,896
Depreciation	384	422
Amortization of intangible assets	544	1,045

Operating income	3,321	3,267
Interest expense	3,326	3,175

Income before income taxes	(5)	92
Income tax (benefit) expense	(2)	291

Net loss	$(3)	$(199)

     See accompanying notes.

Iron Age Holdings Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Three months	Three months
	ended	ended
	April 27	April 28
	2002	2001

	(Dollars in Thousands)
Operating activities
Net loss	$(3)	$(199)
Adjustments to reconcile net loss to net cash provided by operating activities:
Change in fair market value of interest rate swap agreement	—	(337)
Depreciation and amortization	1,042	1,585
Amortization of deferred financing fees included in interest	168	168
Accretion of original issue discount	1,147	1,020
Provision for losses on accounts receivable	70	70
Deferred income taxes	(146)	(20)
Changes in operating assets and liabilities:
Accounts receivable	(868)	(322)
Inventories	(1,544)	(1,064)
Prepaid expenses	690	133
Other noncurrent assets	(36)	29
Accounts payable	1,080	(219)
Accrued expenses	1,847	(222)
Other noncurrent liabilities	(17)	(12)

Net cash provided by operating activities	3,430	610
Investing activities
Capitalization of internal-use software costs	(123)	(115)
Purchases of property and equipment	(297)	(897)

Net cash used in investing activities	(420)	(1,012)
Financing activities
Borrowings under revolving credit agreement	2,350	3,550
Principal payments on debt	(5,776)	(2,950)
Payment of financing costs	(17)	(128)
Principal payments on capital leases, net	(49)	(47)

Net cash (used in) provided by financing activities	(3,492)	425
Effect of exchange rate changes on cash and cash equivalents	77	(47)

Decrease in cash and cash equivalents	(405)	(24)
Cash and cash equivalents at beginning of period	624	91

Cash and cash equivalents at end of period	$219	$67

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on redeemable preferred stock	$808	$619

     See accompanying notes.

Iron Age Holdings Corporation
Notes to Condensed Consolidated
Financial Statements (Unaudited)

April 27, 2002

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 27, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended January 25, 2003. For further information, refer to Iron Age Holdings Corporation’s (“Holdings” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 26, 2002.

     2.     Inventories

     Inventories consist of the following:

	April 27	January 26
	2002	2002

Raw materials	$2,016	$2,060
Work-in-process	825	629
Finished goods	30,792	29,400

	$33,633	$32,089

3. Goodwill

Effective January 27, 2002, Holdings was required to adopt FASB Statement No. 141, “Business Combinations”, and FASB Statement No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Holdings is in the process of completing step one of the impairment test to identify if there is potential impairment to the goodwill and intangible assets as of January 27, 2002. If the finalized results of step one of the impairment test indicate that the carrying value exceeds fair value of Holdings’ reporting units, an impairment charge will be recorded as of January 27, 2002. Presently, market conditions and Holdings’ performance are negatively impacting the initial impairment scenarios. If the tests which are required to be finalized by the end of the second quarter (July 27, 2002) ultimately indicate an impairment charge is required, Holdings, will record any write down retroactive to the first quarter results of operations as a cumulative effect of a change in accounting principle. The impairment charge would have no effect on cash, the covenants related to Holdings’ Bank Credit Facility or the indentures for the Discount Notes and the Senior Subordinated Notes.

4.  Comprehensive Income (loss)

	Three Months Ended
	April 27	April 28
	2002	2001

Net loss	$(3)	$(199)
Foreign currency translation gain (loss)	77	(47)

Total comprehensive income (loss)	$74	$(246)

Subsequent Event

On May 23, 2002, Iron Age Corporation, Holdings’ wholly-owned subsidiary (“Iron Age”), purchased 25.08 shares of Iron Age Holdings Corporation’s Series B non voting, cumulative, redeemable preferred stock with a par value of $.01 per share (the “Holdings Series B Preferred Stock”) from certain officers of Iron Age, in exchange for the unpaid balance of principal and accrued interest of their outstanding Term Promissory Notes in the amount of approximately $0.14 million. Following the purchase, these officers will hold 22.67 shares of Holdings Series B Preferred Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended April 27, 2002, and Holdings’ audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 26, 2002.

Results of Operations

Three Months ended April 27, 2002 compared to
Three Months ended April 28, 2001

Net Sales for the three months ended April 27, 2002 (“first quarter 2003”) were $27.6 million compared to $30.0 million for the comparable three month period ended April 28, 2001 (“first quarter 2002”), a decrease of $2.4 million, or 8.0%. The decrease in net sales was primarily attributable to a decrease in net sales of $1.8 million, or 6.0%, in Holdings’ primary footwear distribution business line, primarily related to a decline in the general economic environment, including plant closings and employee layoffs that affected Holdings’ customers. In addition, net sales to non-affiliated customers in Holdings’ manufacturing subsidiary decreased by $0.2 million, or 0.7%, for first quarter 2003 compared to first quarter 2002. Also, for first quarter 2003, there were no net sales related to Holdings’ vision products business line, which was sold in December 2001, compared to $0.4 million in net sales for first quarter 2002, a decrease of $0.4 million, or 1.3% of the decrease in net sales.

Gross Profit was $14.0 million for first quarter 2003 and $15.6 million for first quarter 2002, a decrease of $1.6 million, or 10.3%. The decrease in gross profit was related to decreased net sales as discussed above. As a percentage of net sales, gross profit for first quarter 2003 decreased to 50.9%, a decrease of 1.2% from first quarter 2002. Gross profit percentage decreased in Holdings’ primary footwear distribution business line by 2.0% for first quarter 2003, due primarily to increases in freight and duty costs, general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 2.4% increase in gross profit percentage in Holdings’ manufacturing subsidiary.

Selling, General and Administrative Expenses was $9.8 million for first quarter 2003 and $10.9 million for first quarter 2002, a decrease of $1.1 million, or 10.1%. The decrease in selling, general and administrative expenses was primarily related to the effect of employee related cost reductions, including salaries and wages, and other cost containment initiatives, including advertising costs and travel.

Operating Income for first quarter 2003 was $3.3 million, or 12.0% of net sales, compared to $3.3 million, or 11.0% of net sales, for first quarter 2002.

Interest Expense for first quarter 2003 was $3.3 million compared to $3.2 million for first quarter 2002, an increase of $0.1 million, or 3.1%. Interest expense for first quarter 2002 included the favorable change of approximately $0.3 million in the fair market value of Holdings’ interest rate swap agreement due to the decrease in interest rates in first quarter 2002. In addition, interest expense for first quarter 2003 decreased due to the effect of lower interest rates and decreased indebtedness relating to the Bank Credit Facility.

Income Tax Expense was an immaterial income tax benefit for first quarter 2003 and $0.3 million for first quarter 2002. Income tax expense for first quarter 2002 differ from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Upon adoption of FASB Statement No. 142, Holdings recorded no goodwill amortization for first quarter 2003.

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

Sources and Uses of Cash

Holdings’ primary cash needs are working capital, capital expenditures and debt service. Holdings has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings’ and Iron Age’s credit facilities.

Net cash provided by operating activities was $3.4 million for first quarter 2003, an increase of $2.8 million as compared to net cash provided by operating activities of $0.6 million for first quarter 2002. The increase in cash provided by operating activities in first quarter 2003 from first quarter 2002 is primarily the result of overall increases in accrued expenses, including accrued interest and the receipt of a federal income tax refund.

Holdings’ investing activities for first quarter 2003 consisted of capital expenditures of approximately $0.3 million for improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use. Capital expenditures of approximately $0.9 million for first quarter 2002 included capital expenditures related to improvements in retail stores, shoemobiles and equipment and approximately $0.1 million for the acquisition of software for internal use.

Holdings used approximately $3.5 million for financing activities for first quarter 2003, which primarily consisted of payments related to the Bank Credit Facility, including the scheduled principal payment of approximately $1.5 million on the Acquisition Term Loan.

Holdings’ total working capital as of April 27, 2002 was $31.4 million. At January 26, 2002, working capital was $33.0 million.

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

Cash flow from operations for first quarter 2003 was sufficient to cover debt service requirements under the Bank Credit Facility. Holdings’ ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the Bank Credit Facility, will be adequate to meet Holdings’ anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Holdings’ business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

Holdings’ debt consists of the Discount Notes, the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility, as amended, consists of a $21.1 million acquisition term loan facility (the “Acquisition Term Loan”) and $20.0 million in revolving credit loans, letters of credit and swing line loans (the “Revolving Credit Facility”). Holdings’ other debt of $0.7 million consists primarily of capital leases and other notes. As of April 27, 2002, approximately $15.8 million of the Acquisition Term Loan and approximately $7.8 million of the Revolving Credit Facility were outstanding. Holdings has no additional borrowing availability under the Acquisition Term Loan and approximately $12.2 million under the Revolving Credit Facility. The Acquisition Term Loan matures in quarterly installments from July 2001 until final payment in April 2004. The Revolving Credit Facility will mature in April 2004 and has no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of April 27, 2002, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Debt Covenants

Iron Age’s Bank Credit Facility, which is guaranteed by Holdings, requires Holdings to maintain certain financial ratios. Holdings and the subsidiaries whose debt Holdings guarantees complied with these covenants as of April 27, 2002. If Holdings defaults on this debt, due to cross-default provisions in the indentures for the Discount Notes and Senior Subordinated Notes, this debt would also be in default. Holdings’ ability to avoid a default will depend on an improvement in its results of operation in the fiscal year ending January 25, 2003. Expectations of future operating results and continued compliance with the debt covenants cannot be assured. If projections of future operating results are not achieved and waivers are not obtained and the debt is in default, Holdings could experience a material adverse impact on its reported financial position and results of operations.

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

Effective January 27, 2002, Holdings was required to adopt FASB Statement No. 141, “Business Combinations”, and FASB Statement No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Holdings is in the process of completing step one of the impairment test to identify if there is potential impairment to the goodwill and intangible assets as of January 27, 2002. If the finalized results of step one of the impairment test indicate that the carrying value exceeds fair value of Holdings’ reporting units, an impairment charge will be recorded as of January 27, 2002. Presently, market conditions and Holdings’ performance are negatively impacting the initial impairment scenarios. If the tests which are required to be finalized by the end of the second quarter (July 27, 2002) ultimately indicate an impairment charge is required, Holdings, will record any write down retroactive to the first quarter results of operations as a cumulative effect of a change in accounting principle. The impairment charge would have no effect on cash, the covenants related to Holdings’ Bank Credit Facility or the indentures for the Discount Notes and the Senior Subordinated Notes.

Effective January 27, 2002, Holdings adopted Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 has had no material impact on the financial statements of Holdings for the three months ended April 27, 2002.

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

Interest Rates

At April 27, 2002, Holdings had fixed-rate debt totaling $110.8 million in principal amount and having a fair value of $33.0 million. These instruments bear interest at a fixed rate and, therefore, do not expose Holdings to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.3 million if interest rates were to increase by 10% from their levels at April 27, 2002 (i.e., an increase from the weighted average interest rate of 10.8% to a weighted average interest rate of 11.9%).

At April 27, 2002, Holdings had variable-rate debt totaling $23.6 million in principal amount and having a fair value of $23.6 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at April 27, 2002, Holdings would incur additional annual interest expense of approximately $0.1 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as foreign exchange exposure risk has not materially changed from that disclosed in Holdings’ Annual Report on Form 10-K for the year ended January 26, 2002.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit Index.

3.1(1)	Holdings Certificate of Incorporation, as amended.
3.2(1)	Holdings By-laws.
4.1(1)	Indenture dated as of April 24, 1998.
10.1(1)	Credit Agreement dated as of April 24, 1998.
10.2(1)	Security Agreement dated April 24, 1998.
10.3(1)	Intellectual Property Security Agreement dated April 24, 1998.
10.4(1)	Canadian Security Agreement dated April 24, 1998.
10.5(1)	Mortgage, Assignment of Leases and Rents, Fixture Filing, Security
Agreement and Financing Statement dated February 26, 1997, as amended April 24, 1998.
10.6(1)	Intercompany Subordination agreement dated April 24, 1998.
10.7(1)	Subsidiary Guaranty dated April 24, 1998.
10.8(1)	Iron Age Trademark License Agreement with W.L Gore & Associates, Inc. dated August 15, 1994.
10.9(1)	Falcon Trademark License Agreement with W.L. Gore & Associates, Inc. dated July 25, 1994.
10.10(1)	Falcon Manufacturing Certification Agreement with W.L Gore & Associates, Inc. dated July 25, 1994.
10.11(1)	General Services Administration Contract effective July 26, 1994, as modified May 24, 1995.

10.12(1)	Amended and Restated Management Agreement dated as of February 26, 1997.
10.13(1)	Stockholders Agreement dated as of February 26, 1997.
10.14(1)	Amendment No. 1 to Stockholders Agreement dated as of March 25, 1997.
10.15(1)	American Home Assurance Company Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.16(1)	Banque Nationale de Paris Joinder to the Stockholders Agreement dated as of March 25, 1997.
10.17(1)	Stock Option Plan dated February 26, 1997.
10.18(1)	Securities Purchase Agreement dated February 26, 1997.
10.19(1)	Stock Purchase Agreement dated as of December 26, 1996.
10.20(1)	Amendment No. 1 to the Stock Purchase Agreement dated as of February 26, 1997.
10.21(1)	Pittsburgh, Pennsylvania Lease Agreement dated March 1, 1993, as amended June 2, 1994, as amended June 12, 1996, as amended December 10, 1997.
10.22(1)	Jerusalem, New York Lease Agreement dated December 9, 1992, as amended January 1, 1994, as amended April 1997.
10.23(1)	Jerusalem, New York Lease Agreement dated June 20, 1997, as amended January 9, 1998.
10.24(1)	Lewiston, Maine Lease Agreement dated January 14, 1994.
10.25(1)	Lewiston, Maine Lease Agreement dated November 30, 1990, as amended June 8, 1994.
10.26(1)	Ontario, Canada Lease Agreement dated June 11, 1991, as amended November 23, 1995.
10.27(1)	Jensen Employment Agreement dated February 26, 1997.
10.28(1)	Mills Employment Agreement dated November 20, 1995.
10.29(1)	McDonough Employment Agreement dated November 20, 1995.
10.30(1)	Johanson Employment Agreement date August 1, 1994.
10.31(1)	Johanson Non-Competition Agreement dated August 1, 1994.
10.32(2)	Taaffe Severance Agreement dated January 13, 1999.
10.33(2)	Taaffe Agreement and General Release dated January 13, 1999.
10.34(2)	Letter Waiver to Banque Nationale de Paris Credit Agreement dated August 28, 1998.
10.35(2)	Amendment No. 2 and Waiver to Banque Nationale de Paris Credit Agreement dated February 26, 1999.
10.36(2)	Election to reduce Acquisition Commitment of Banque Nationale de Paris Credit Agreement dated March 5, 1999
10.37(3)	Amendment No. 3 to Banque Nationale de Paris Credit Agreement dated June 23, 1999.
10.38(4)	Amendment No. 4 to Banque Nationale de Paris Credit Agreement dated March 17, 2000.
10.39(4)	Amendment No. 1 to Stock Option Plan dated April 8, 1999.
10.40(4)	Amendment No. 2 to Stock Option Plan dated January 29, 2000.
10.41(4)	Johanson Consulting Agreement dated February 1, 2000.
10.42(4)	Certificate of Designation, Preferences and Rights of the Series B Preferred Stock of Iron Age Holdings Corporation dated December 29, 1999.
10.43(5)	Amendment No. 5 to Banque Nationale de Paris Credit Agreement dated September 15, 2000.

10.44(6)	Certificate of Designation, Preferences and Rights of the Series C Preferred Stock of Iron Age Holdings Corporation dated December 29, 2000.
10.45(6)	Amendment No. 6 to Banque Nationale de Paris Credit Agreement dated April 24, 2001.
10.46(7)	Amendment No. 7 to Banque Nationale de Paris Credit Agreement dated December 10, 2001.
21.1(1)	Subsidiaries of Holdings.
(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.
(2)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 30, 1999.
(3)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed September 14, 1999.
(4)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 18, 2000.
(5)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2000.
(6)	Incorporated by reference to the similarly numbered exhibit in the Company’s Annual Report on Form 10-K, filed April 26, 2001.
(7)	Incorporated by reference to the similarly numbered exhibit in the Company’s Quarterly Report on Form 10-Q, filed December 11, 2001.
(b)	Reports on Form 8-K

                            No reports on Form 8-K were filed during the first quarter ended April 27, 2002.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE HOLDINGS CORPORATION

	By:	/s/Bart R. Huchel
		Name: Title:	Bart R. Huchel Vice President-Finance Chief Financial Officer and
Dated: June 11, 2002			Treasurer (Principal financial and accounting officer)