Form 10-Q
period 2002-10-26
IRON AGE HOLDINGS CORP
filed 2002-12-10
CIK 864292

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: October 26, 2002 OR

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

FORM 10-Q
PART 1 — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
PART II OTHER INFORMATION
CERTIFICATIONS
Promissory Note
Certification of William J. Mills
Certification of Bart R. Huchel

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following financial statements are presented herein:
Consolidated Balance Sheets as of October 26, 2002 and January 26, 2002
Consolidated Statements of Operations for the three months and nine months ended October 26, 2002 and October 27, 2001
Consolidated Statements of Cash Flows for the nine months ended October 26, 2002 and October 27, 2001
Notes to Consolidated Financial Statements

Iron Age Holdings Corporation
Consolidated Balance Sheets

	October 26	January 26
	2002	2002

	(unaudited)
	(Dollars in Thousands)

Assets:
Current assets:
Cash and cash equivalents	$686	$624
Accounts receivable, net	14,035	13,549
Inventories (Note 2)	32,473	32,089
Prepaid expenses	1,131	2,210
Deferred income taxes	670	726

Total current assets	48,995	49,198
Other noncurrent assets	3,489	3,633
Property and equipment, net	10,186	9,253
Deferred income taxes	2,249	—
Customer lists, net	10,383	11,212
Other intangible assets, net	4,517	82,718

Total assets	$79,819	$156,014

Liabilities and stockholders’ deficit
Current liabilities:
Long-term debt classified as current (Note 7)	$3,057	$—
Current maturities of long-term debt	1,414	6,475
Revolving credit facility (Note 6)	15,017	—
Accounts payable	3,078	4,687
Accrued expenses	7,147	5,076

Total current liabilities	29,713	16,238
Long-term debt payable to majority stockholder	16,350	14,975
Long-term debt, less current maturities	97,563	110,253
Other noncurrent liabilities	341	390
Deferred income taxes	—	1,064

Total liabilities	143,967	142,920
Commitments and contingencies	—	—
Series B redeemable preferred stock	9,626	8,300
Series C redeemable preferred stock	7,750	6,545
Stockholders’ deficit:
Common stock, $.01 par value; 200,000 shares authorized, 99,992 issued and outstanding	1	1
Additional paid-in capital	40,254	40,254
Accumulated deficit	(121,468)	(41,635)
Other comprehensive loss	(311)	(371)

Total stockholders’ deficit	(81,524)	(1,751)

Total liabilities and stockholders’ deficit	$79,819	$156,014

See accompanying notes.

Iron Age Holdings Corporation
Consolidated Statements of Operations (Unaudited)

	Three months ended		Nine months ended

	October 26	October 27	October 26	October 27
	2002	2001	2002	2001

	(Dollars in Thousands)
Net sales	$24,931	$25,487	$76,337	$81,010
Cost of sales	12,748	13,087	38,225	39,955

Gross profit	12,183	12,400	38,112	41,055
Selling, general and administrative	10,412	10,929	30,579	31,798
Provision for impairment	—	1,800	—	1,800
Depreciation	410	445	1,185	1,510
Amortization of intangible assets	542	1,108	1,625	3,222

Operating income (loss)	819	(1,882)	4,723	2,725
Interest expense	3,554	3,236	10,313	9,711

Loss before income taxes, cumulative effect of change in accounting principle and extraordinary items	(2,735)	(5,118)	(5,590)	(6,986)
Income tax benefit	(994)	(1,032)	(1,675)	(561)

Loss before cumulative effect of change in accounting principle and extraordinary items	(1,741)	(4,086)	(3,915)	(6,425)
Cumulative effect of change in accounting principle, net of tax of $1,718 (Note 3)	—	—	(77,510)	—
Extraordinary gain, net of tax effect of $991 (Note 6)	4,122	—	4,122	—

Net income (loss)	$2,381	$(4,086)	$(77,303)	$(6,425)

See accompanying notes.

Iron Age Holdings Corporation
Consolidated Statements of Cash Flows (Unaudited)

	Nine months	Nine months
	ended	ended
	October 26	October 27
	2002	2001

	(Dollars in Thousands)
Operating activities
Net loss	$(77,303)	$(6,425)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for impairment	—	1,800
Cumulative effect of change in accounting principle	77,510	—
Extraordinary gain, net of tax	(4,122)	—
Change in fair market value of interest rate swap	—	(759)
Depreciation and amortization	3,155	5,095
Amortization of deferred financing fees included in interest	563	626
Accretion of original issue discount	3,523	3,182
Accrual of paid-in-kind interest	24	—
Provision for losses on accounts receivable	264	185
Deferred income taxes	(2,392)	690
Stock-based compensation	132	—
Changes in operating assets and liabilities:
Accounts receivable	(882)	1,816
Inventories	(384)	(1,261)
Prepaid expenses	1,217	(745)
Other noncurrent assets	(384)	988
Accounts payable	(1,609)	2,088
Accrued expenses	2,071	568
Other noncurrent liabilities	(49)	(37)

Net cash provided by operating activities	1,334	7,811
Investing activities
Capitalization of internal-use software costs	(234)	(999)
Purchases of property and equipment	(2,463)	(1,431)

Net cash used in investing activities	(2,697)	(2,430)
Financing activities
Borrowings under revolving credit agreement	36,459	12,275
Proceeds from Term Loan A, Term Loan B and Term Loan C	16,000	—
Principal payments on debt	(49,556)	(16,655)
Payment of financing costs	(2,106)	(198)
Principal payments on capital leases, net	568	(11)

Net cash provided by (used in) financing activities	1,365	(4,589)
Effect of exchange rate changes on cash and cash equivalents	60	(108)

Increase in cash and cash equivalents	62	684
Cash and cash equivalents at beginning of period	624	91

Cash and cash equivalents at end of period	$686	$775

Supplemental schedule of noncash investing and financing activities
Dividends and accretion on preferred stock	$2,531	$1,858
Capital lease obligations	$797	$262

See accompanying notes.

Iron Age Holdings Corporation
Notes to Consolidated
Financial Statements (Unaudited)

October 26, 2002

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended October 26, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended January 25, 2003. For further information, refer to Iron Age Holdings Corporation’s (“Holdings” or the “Company”) consolidated financial statements and footnotes thereto for the fiscal year ended January 26, 2002.

2. Inventories

Inventories consist of the following:

	October 26	January 26
	2002	2002

	(Dollars in Thousands)
Raw materials	$1,786	$2,060
Work-in-process	711	629
Finished goods	29,976	29,400

	$32,473	$32,089

3. Intangible Assets

Effective January 27, 2002, Holdings adopted Statement on Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in Holdings’ financial statements, amortization related to certain of Holdings’ other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to Holdings’ goodwill for the three months and nine months ended October 27, 2001, was $0.6 million and $1.7 million, respectively.

In connection with the adoption of SFAS No. 142, Holdings tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. Holdings has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. Holdings assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, Holdings retained an independent appraisal firm to prepare a valuation of Holdings’ assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of Holdings’ goodwill was impaired at January 27, 2002. Accordingly, Holdings has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the nine month period ended October 26, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of Holdings, the covenants relating to the Bank Credit Facility or the indentures for the Discount Notes and the Senior Subordinated Notes.

The following table presents reported net loss exclusive of goodwill amortization expense for the three month period and the nine month period ended October 26, 2002 and October 27, 2001, respectively.

	Three Months Ended		Nine Months Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

		(Dollars in Thousands)
Reported net income (loss)	$2,381	$(4,086)	$(77,303)	$(6,425)
Add back:
Goodwill amortization, net of tax	—	575	—	1,723

Adjusted net income (loss)	$2,381	$(3,511)	$(77,303)	$(4,702)

Amortization expense for other intangible assets subject to amortization for the three month and nine month periods ended October 26, 2002 and October 27, 2001 are $0.5 million, $0.5 million, $1.6 million and $1.5 million, respectively. Estimated amortization expense for the fiscal year ended January 25, 2003 and the succeeding five fiscal years is approximately $2.2 million per year.

4. Comprehensive Gain (Loss)

	Three Months Ended		Nine Months Ended

	October 26,	October 27,	October 26,	October 27,
	2002	2001	2002	2001

		(Dollars in Thousands)
Net income (loss)	$2,381	$(4,086)	$(77,303)	$(6,425)
Foreign currency translation gain (loss)	21	(76)	60	(108)

Total comprehensive gain (loss)	$2,402	$(4,162)	$(77,243)	$(6,533)

5. Related Party Transactions

On October 1, 2002, Holdings and Iron Age Corporation, Holdings’ wholly-owned subsidiary (“Iron Age”), entered into a promissory note permitting Holdings to borrow up to $4.8 million for purposes of repurchasing Holdings’ 12 1/8% Senior Discount Notes due 2009 (the “Discount Notes”). The promissory note bears interest at 14.0% and matures on October 1, 2009. Holdings borrowed approximately $1.04 million from Iron Age under the promissory note on October 11, 2002 to partially fund its repurchase of $6.801 million in face value of its Discount Notes.

On May 23, 2002, Iron Age purchased 25.08 shares Holdings’ Series B non voting, cumulative, redeemable preferred stock with a par value of $.01 per share (the “Holdings Series B Preferred Stock”) from certain officers of Iron Age, in exchange for the unpaid balance of principal and accrued interest of their outstanding Term Promissory Notes in the amount of approximately $0.14 million. Following the purchase, these officers held 22.67 shares of Holdings Series B Preferred Stock. Holdings recorded $0.13 million as stock-based compensation for the nine months ended October 26, 2002.

6. Long-term debt

On September 23, 2002, Holdings, Iron Age and Falcon Shoe Mfg. Co. (“Falcon”), one of the Holdings’ wholly-owned subsidiaries, entered into a $50.0 million Loan and Security Agreement (the “Bank Credit Facility”) with a financial institution and another lender. The Bank Credit Facility consists of a $38.0 million revolving credit facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the qualified inventory and accounts receivable of the Company and Falcon.

The revolving credit facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the revolving credit facility bear interest at either the prime rate or LIBOR, at the option of Holdings, plus an applicable margin. Outstanding borrowings on the revolving credit facility at prime rate plus a margin of 1.50% and LIBOR plus a margin of 3.75% are approximately $3.0 million and $12.0 million, respectively. Borrowings of approximately $1.0 million for Term Loan A are at prime rate plus a margin of 1.50%. Borrowings on Term Loan B at prime rate plus a margin of 3.25% and LIBOR plus a margin of 5.50% are approximately $0.4 million and $2.5 million, respectively. The interest rate for Term Loan C is 13.25%, including 2.0% paid-in-kind. Outstanding borrowings For Term Loan C approximate $12.0 million. Holdings pays a 0.375% commitment fee on the undrawn amounts of the revolving credit facility. Holdings pays a 2.00% letter of credit fee on any outstanding Letters of Credit.

At closing, Holdings drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the revolving credit facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of Holdings’ previous bank credit facility, Holdings wrote-off approximately $0.2 million, net of tax of $0.1 million, of unamortized debt issuance costs remaining from its previous bank credit facility. The write-off of the unamortized debt issue costs was recorded as an extraordinary loss.

Holdings incurred approximately $2.0 million in capitalizable debt issuance costs which are being amortized over the term of the Bank Credit Facility.

The Bank Credit Facility contains certain financial and other covenants, including covenants requiring Holdings to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The Bank Credit Facility also limits Holdings’ ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The Bank Credit Facility is secured by a first priority security interest in substantially all of Holdings’ assets. Holdings’ domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility.

Although the Bank Credit Facility expires on September 23, 2007, the revolving credit facility has been classified as current in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, Classification of Short Term Obligations Expected to be Refinanced.

On October 11, 2002, Holdings purchased $6.801 million in face value of its Discount Notes for $1.037 million. The purchase was funded by borrowings under the Bank Credit Facility, which were loaned to Holdings pursuant to the promissory note between Holdings and Iron Age. Holdings recorded an extraordinary gain of $4.33 million, net of unamortized deferred financing costs of $0.14 million and income taxes of $0.85 million. Following the purchase, such principal amount of the Discount Notes was retired.

7. Subsequent Event

On November 27, 2002, Holdings purchased $3.205 million in face value of its Discount Notes for $0.617 million (the “November 2002 Transaction”). The purchase was funded by borrowings of Iron Age under the Bank Credit Facility, which were loaned to Holdings pursuant to the promissory note between Holdings and Iron Age. Holdings will record an extraordinary gain of approximately $1.96 million, net of unamortized deferred financing costs and expenses of $0.07 million and income taxes of $0.41 million. Following the purchase, such principal amount of the Discount Notes were retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 26, 2002, and Holdings’ audited consolidated financial statements and Annual Report on Form 10-K for the fiscal year ended January 26, 2002.

October 2002 Transaction

On October 11, 2002, Holdings purchased $6.801 million in face value of its Discount Notes for $1.037 million (the “October 2002 Transaction”). The purchase was funded by borrowings under the Bank Credit Facility, which were loaned to Holdings pursuant to the promissory note between Holdings and Iron Age. Holdings recorded an extraordinary gain of $4.33 million, net of unamortized deferred financing costs of $0.14 million and income taxes of $0.85 million. Following the purchase, such principal amount of the Discount Notes was retired.

Results of Operations

Three Months ended October 26, 2002 compared to
Three Months ended October 27, 2001

Net Sales for the three months ended October 26, 2002 (“third quarter 2003”) were $24.9 million compared to $25.5 million for the comparable three month period ended October 27, 2001 (“third quarter 2002”), a decrease of $0.6 million, or 2.4%. The decrease in net sales was attributable to a decrease of $0.3 million, or 4.2%, in Holdings’ primary footwear distribution business line, primarily related to a decrease of approximately $0.3 million, or 6.6%, in Holdings’ industrial direct business line, as a result of decreases in purchases by several customers, reflecting a continued softness in the general economic environment. Net sales in third quarter 2003 were flat in Holdings’ retail business line at $19.1 million and Holdings’ direct mail business line at $1.5 million, compared to third quarter 2002. In addition, for third quarter 2003, there were no sales relating to Holdings’ vision products business line, which was sold in December 2001, compared to $0.3 million in net sales for third quarter 2002, a decrease of $0.3 million, or 50.0% of the overall decrease in net sales.

Gross Profit for third quarter 2003 was $12.2 million compared to $12.4 million for third quarter 2002, a decrease of $0.2 million, or 1.6%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for third quarter 2003 increased to 48.9%, an increase of 0.2% from third quarter 2002. Gross profit percentage decreased in Holdings’ primary footwear distribution line by 0.1% in third quarter 2003, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage in the primary footwear distribution line was offset by a 2.0% increase in gross profit percentage in Holdings’ manufacturing subsidiary.

Selling, General and Administrative Expenses for third quarter 2003 were $10.4 million compared to $10.9 million for third quarter 2002, a decrease of $0.5 million, or 4.6%, due primarily to decreases of approximately $0.4 million in employee costs, including salaries and wages and approximately $0.1 million in advertising cost reductions.

Provision for impairment for third quarter 2002 was $1.8 million. The provision for impairment relates to the optical business line that Holdings sold in December 2001. There were no material favorable effects on the financial statements associated with the assets that were sold. The provision for impairment included goodwill and certain other intangible assets, including customer lists, that Holdings’ management determined was impaired.

Operating Income for third quarter 2003 was $0.8 million compared to an operating loss of $1.9 million for third quarter 2002, an increase of $2.7 million, or 142.1%. As a percentage of net sales, operating income was 3.2% of net sales for third quarter 2003 compared to an operating loss of 7.5% of net sales for third quarter 2002. The decrease in gross profit was offset by reductions in selling, general and administrative expenses as discussed above, the provision for the optical business line impairment in third quarter 2002 and by decreases in amortization expense, primarily goodwill, in conjunction with the adoption of Statement of Financial accounting Standards (SFAS) No. 142.

Interest Expense for third quarter 2003 was $3.6 million compared to $3.2 million for third quarter 2002, an increase of $0.4 million, or 12.5%. Interest expense for third quarter 2002 included the favorable change of approximately $0.2 million in the fair market value of Holdings’ interest rate swap agreement due to the decrease in interest rates in third quarter 2002. The interest rate swap agreement was terminated in October 2001. Excluding the favorable impact of the interest rate swap agreement in third quarter 2002, interest expense for third quarter 2003 increased due to the effect of higher interest rates and increased indebtedness relating to the Bank Credit Facility.

Income Tax Benefit for third quarter 2003 and for third quarter 2002 was $1.0 million. Income tax benefit for third quarter 2002 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Upon adoption of SFAS No. 142, Holdings recorded no goodwill amortization for third quarter 2003.

Extraordinary Item for third quarter 2003 was an extraordinary gain of approximately $4.3 million, net of income tax effect of $0.85 million, due to the repurchase of a portion of the Discount Notes in the October 2002 Transaction. In addition, for third quarter 2003, Holdings recorded an extraordinary loss of approximately $0.2 million, net of income tax effect of $0.14 million, related to the write-off of unamortized debt issue costs for the previous bank credit facility which was refinanced in September 2002 as discussed above.

Nine Months ended October 26, 2002 compared to
Nine Months ended October 27, 2001

Net Sales for the nine months ended October 26, 2002 (“first three quarters 2003”) were $76.3 million compared to $81.0 million for the comparable nine month period ended October 27, 2001 (“first three quarters 2002”), a decrease of $4.7 million, or 5.8%. The decrease in net sales was attributable to a decrease of $3.3 million, or 4.2%, in Holdings’ primary footwear distribution business line, primarily related to a decrease of $2.2 million, or 16.0%, in Holdings’ industrial direct business line, as a result of decreases in purchases by several large customers, reflecting a continued softness in the general economic environment. In addition, net sales decreased by $0.3 million, or 0.6%, in Holdings’ retail business line, reflecting a decline in the general economic environment, including plant closings and employee layoffs that affected Holdings’ customers. Further, the economy continues to adversely impact Holdings’ direct mail business line. Net sales in the direct mail business line decreased by $0.3 million, or 6.3%. The decrease in net sales was also related to a decrease of $0.4 million, or 8.5% of the overall decrease in net sales, in Holdings’ branded wholesale business line, as there were no sales to Holdings’ primary wholesale customer in first three quarters 2003, due to the bankruptcy of that customer in October 2001. In addition, sales decreased by $0.4 million, or 24.3% in Holdings’ manufacturing subsidiary, due to decreased sales to its external customers. Also, for first three quarters 2003, there were no sales relating to Holdings’ vision products business line, which was sold in December 2001, compared to $1.0 million in net sales for first three quarters 2002, a decrease of $1.0 million, or 21.3% of the overall decrease in net sales.

Gross Profit for first three quarters 2003 was $38.1 million compared to $41.1 million for first three quarters 2002, a decrease of $3.0 million, or 7.3%. The decrease in gross profit was primarily related to the decrease in net sales as discussed above. As a percentage of net sales, gross profit for first three quarters 2003 decreased to 49.9%, a decrease of 0.8% from first three quarters 2002. Gross profit percentage decreased in Holdings’ primary footwear distribution line by 1.4% for first three quarters 2003, due primarily to general changes in product mix and the impact of competitive pricing strategies. The decrease in gross profit percentage was partially offset by a 2.5% increase in gross profit percentage in Holdings’ manufacturing subsidiary.

Selling, General and Administrative Expenses for first three quarters 2003 were $30.6 million compared to $31.8 million for first three quarters 2002, a decrease of $1.2 million, or 3.8%, due primarily to the effect of employee related cost reductions, including salaries and wages.

Provision for impairment for first three quarters 2002 was $1.8 million. The provision for impairment relates to the optical business line that Holdings sold in December 2001. There were no material favorable effects on the financial statements associated with the assets that were sold. The provision for impairment included goodwill and certain other intangible assets, including customer lists, that Holdings’ management determined was impaired.

Operating Income for first three quarters 2003 was $4.7 million compared to $2.7 million for first three quarters 2002, an increase of $2.0 million, or 74.1%. As a percentage of net sales, operating income was 6.2% of net sales for first three quarters 2003 compared to 3.3% of net sales for first three quarters 2002. The decrease in gross profit was offset by reductions in selling, general and administrative expenses as discussed above, the provision for the optical business line impairment in first three quarters 2002 and by decreases in amortization expense, primarily goodwill, in conjunction with the adoption of SFAS No. 142.

Interest Expense for first three quarters 2003 was $10.3 million compared to $9.7 million for first three quarters 2002, an increase of $0.6 million, or 6.2%. For first three quarters 2002, interest expense was favorably impacted by an increase of approximately $0.8 million in the fair market value of Holdings’ interest rate swap agreement due to decreases in interest rates. The interest rate swap agreement was terminated in October 2001. Excluding the favorable impact of the interest rate swap agreement in first three quarters 2002, interest expense for first three quarters 2003 decreased due to the effect of lower interest rates and decreased indebtedness relating to the previous bank credit facility.

Income Tax Benefit for first three quarters 2003 was $1.7 million compared to an income tax benefit of $0.6 million for first three quarters 2002. Income tax benefit for first three quarters 2002 differs from that of the statutory income tax rate due primarily to nondeductible goodwill amortization. Upon adoption of SFAS No. 142, Holdings recorded no goodwill amortization for first three quarters 2003. In addition, first three quarters 2002 included a charge related to the recognition of a valuation allowance against the deferred tax benefit for state net operating loss carryforwards. At January 27, 2001, Holdings had available state net operating loss carryforwards of approximately $0.7 million, which expire in various years beginning in 2002 through 2019. For first three quarters 2002, Holdings reviewed the likelihood of utilizing the state net operating loss carryforwards and determined that it is currently more likely than not that the benefit will not be realized. Holdings will continually monitor its state tax position and may determine in the future that some or all of the state net operating losses becomes realizable. At that point, the valuation allowance will be reduced to reflect the net realizable amount which will result in an increase in net income.

Extraordinary Item for first three quarters 2003 was an extraordinary gain of approximately $4.3 million, net of income tax effect of $0.85 million, due to the repurchase of a portion of the Discount Notes in the October 2002 Transaction. In addition, for first three quarters 2003, Holdings recorded an extraordinary loss of approximately $0.2 million, net of income tax effect of $0.14 million, related to the write-off of unamortized debt issue costs for the previous bank credit facility which was refinanced in September 2002 as discussed above.

Liquidity and Capital Resources

Contractual Obligations and Commercial Commitments

		Payments Due by Period
		(Thousands of Dollars)
Contractual Obligations:	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Long-Term Debt	$134,304	$3,957	$2,429	$27,636	$100,282
Capital Lease Obligations	1,108	336	693	79	—
Operating Leases	6,167	2,864	3,198	105	—
Unconditional Purchase Obligations	12,644	12,644	—	—	—
Other Long-Term Obligations	178	178	—	—	—
Total Contractual Cash Obligations	$154,401	$19,979	$6,320	$27,820	$100,282

		Amount of Commitment Expiration Per Period
		(Thousands of Dollars)
Other Commercial Commitments:	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

Lines of Credit(1)	$49,925	$900	$2,429	$46,596	$—
Guarantees	—	—	—	—	—
Standby Repurchase Obligations	—	—	—	—	—
Other Commercial Commitments	—	—	—	—	—
Total Commercial Commitments	$49,925	$900	$2,429	$46,596	$—

(1)	Includes $2,000 for Letters of Credit, which were available to the extent that available borrowings exceed such an amount.

Sources and Uses of Cash

Holdings’ primary cash needs are working capital, capital expenditures and debt service. Holdings has financed cash requirements primarily through internally generated cash flow and funds borrowed under Holdings’ and Iron Age’s credit facilities.

Net cash provided by operating activities was $1.3 million for first three quarters 2003, a decrease of $6.5 million as compared to net cash provided by operating activities of $7.8 million for first three quarters 2002. The decrease in cash provided by operating activities was primarily related to changes in operating assets and liabilities, particularly increases in accounts receivable and decreases in accounts payable. The change in accounts receivable relates to the impact of new orders from a large customer in first three quarters 2003 as well as collection activity in first three quarters 2002 that paralleled the decline in sales volume. The change in accounts payable reflects a reduced level of product purchases and the timing of payments to certain key vendors.

Holdings’ investing activities for first three quarters 2003 consisted of capital expenditures of approximately $2.5 million for improvements in retail stores, shoemobiles and equipment and approximately $0.2 million for the acquisition of software for internal use. Capital expenditures of approximately $2.4 million for first three quarters 2002 included capital expenditures of approximately $1.4 million for improvements in retail stores, shoemobiles and equipment and approximately $1.0 million for the acquisition of software for internal use.

Holdings financing activities for first three quarters 2003 provided under the Bank Credit Facility and the previous bank credit facility, were approximately $1.4 million, which included the scheduled principal payments of approximately $0.1 million on the Bank Credit Facility and $4.6 million on the previous bank credit facility. Holdings used approximately $4.6 million for financing activities for first three quarters 2002, which primarily consisted of principal payments related to the previous bank credit facility.

Holdings’ total working capital as of October 26, 2002 was $19.3 million. At January 26, 2002, working capital was $33.0 million. The decrease in working capital is primarily related to the classification of the revolving credit facility as current in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, Classification of Short Term Obligations Expected to be Refinanced.

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

Cash flow from operations for first three quarters 2003 was sufficient to cover debt service requirements under the Bank Credit Facility and the previous bank credit facility. Holdings’ ability to make scheduled payments of principal, or to pay the interest or premium (if any) on, or to refinance, its indebtedness (including the Discount Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings by Iron Age under the Bank Credit Facility, will be adequate to meet Holdings’ anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Holdings’ business will generate sufficient cash flow from operations or that future borrowing will be available under the Bank Credit Facility in an amount sufficient to enable Holdings to service its indebtedness, including the Discount Notes, or to make capital expenditures.

Holdings’ debt consists of the Discount Notes, the Senior Subordinated Notes, the Bank Credit Facility and certain other debt. The Bank Credit Facility, consists of a $38.0 million revolving credit facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate $1.0 million and Term Loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Holdings’ other debt of $1.3 million consists of capital leases and other notes. As of October 26, 2002, approximately $15.0 million of the revolving credit facility was outstanding. In addition, outstanding balances as of October 26, 2002, for Term Loan A, Term Loan B and Term Loan C were approximately $1.0 million, $2.9 million and $12.0 million, respectively. Holdings has borrowing availability of approximately $6.9 million under the revolving credit facility as of October 26, 2002.

Term Loan A and Term Loan B mature in monthly installments from October 2002 until final payment in September 2007. The revolving credit facility and Term Loan C will mature in September 2007 and have no scheduled interim principal payments.

The Senior Subordinated Notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each Domestic Restricted Subsidiary that is a Material Subsidiary (as such terms are defined in the indenture for the Senior Subordinated Notes (the “Senior Subordinated Notes Indenture”)) (whether currently existing, newly acquired or created). Each such subsidiary guaranty (a “Subsidiary Guaranty”) will provide that the subsidiary guarantor, as primary obligor and not merely as surety, will irrevocably and unconditionally guarantee on an unsecured, senior subordinated basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all obligations of Iron Age under the Senior Subordinated Notes Indenture and the Senior Subordinated Notes, whether for payment of principal or of interest on the Senior Subordinated Notes, expenses, indemnification or otherwise. As of October 26, 2002, none of Iron Age’s Domestic Restricted Subsidiaries was a Material Subsidiary, and therefore no Subsidiary Guaranty was in force or effect.

Long-term debt

On September 23, 2002, Holdings, Iron Age and Falcon, entered into the Bank Credit Facility with a financial institution and another lender. The Bank Credit Facility consists of a $38.0 million revolving credit facility, including a $2.0 million letter of credit subfacility, and two term loans: Term Loan A of up to an aggregate of $1.0 million and Term loan B of up to an aggregate of $3.0 million. In addition, the Bank Credit Facility includes a third term loan, Term Loan C, of up to an aggregate of $12.0 million. Availability under the Bank Credit Facility is governed by a borrowing base determined by advance rates against the inventory and accounts receivable of the Company and Falcon.

The revolving credit facility and the Term Loan C are due in full on September 23, 2007. The outstanding balances of the Term Loan A and the Term Loan B are due in installments through September 23, 2007. Term Loan A, Term Loan B and the revolving credit facility bear interest at either the prime rate or LIBOR, at the option of Holdings, plus an applicable margin. Outstanding borrowings on the revolving credit facility at prime rate plus a margin of 1.50% and LIBOR plus a margin of 3.75% are approximately $3.0 million and $12.0 million, respectively. Borrowings of approximately $1.0 million for Term Loan A are at prime rate plus a margin of 1.50%. Borrowings on Term Loan B at prime rate plus a margin of 3.25% and LIBOR plus a margin of 5.50% are approximately $0.4 million and $2.5 million, respectively. The interest rate for Term Loan C is 13.25%, including 2.0% paid-in-kind. Outstanding borrowings For Term Loan C approximate $12.0 million. Holdings pays a 0.375% commitment fee on the undrawn amounts of the revolving credit facility. Holdings pays a 2.00% letter of credit fee on any outstanding Letters of Credit.

At closing, Holdings drew the entire amount of Term Loan A, Term Loan B and Term Loan C and approximately $14.2 million on the revolving credit facility, to refinance its previous bank credit facility of approximately $27.6 million, including accrued interest, and to pay certain financing fees and expenses. In connection with the refinancing of Holdings’ previous bank credit facility, Holdings wrote-off approximately $0.3 million of unamortized debt issuance costs remaining from its previous bank credit facility.

Holdings incurred approximately $2.0 million in capitalizable debt issuance costs which are being amortized over the term of the Bank Credit Facility.

The Bank Credit Facility contains certain financial and other covenants, including covenants requiring Holdings to maintain various financial ratios, limiting its ability to incur additional indebtedness, restricting the amount of capital expenditures that may be incurred, and limiting transactions with affiliates. The Bank Credit Facility also limits Holdings’ ability to engage in mergers or acquisitions, sell certain assets, pay dividends or repurchase its stock. The Bank Credit Facility is secured by a first priority security interest in substantially all of Holdings’ assets. Holdings’ domestic and Canadian subsidiaries are required to guarantee its obligations under the Bank Credit Facility.

Although the Bank Credit Facility expires on September 23, 2007, the revolving credit facility has been classified as current in accordance with Statement of Financial Accounting Standards (SFAS) No. 6, Classification of Short Term Obligations Expected to be Refinanced.

Recently Issued Accounting Standards

Effective January 27, 2002, Holdings adopted Statement on Financial Accounting Standards (SFAS) No. 141, “Business Combinations”, and Statement on Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (the “Statements”). Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the provisions of SFAS No. 142. While amortization of goodwill will no longer be reflected in Holdings’ financial statements, amortization related to certain of Holdings’ other intangible assets will continue to be deductible for income tax purposes. Amortization expense related to Holdings’ goodwill for the three months and nine months ended October 27, 2001, was $0.6 million and $1.7 million, respectively.

In connection with the adoption of SFAS No. 142, Holdings tested its goodwill for impairment, which required an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, January 27, 2002. Holdings has identified two reporting units, distribution and manufacturing, and determined the carrying value of those units as of the date of adoption. Only the distribution reporting unit had related goodwill. Holdings assessed the fair value of the distribution reporting unit and compared it to the reporting unit’s carrying amount, as computed in Step 1 of the evaluation. The fair value of the distribution reporting unit in Step 1 of the evaluation was determined using a 5-year discounted cash flow model. Key assumptions included management’s estimates of future profitability, capital requirements, a discount rate of 14.6% and a terminal growth rate of 2%. Based upon the initial evaluation, Step 2 of the evaluation was required, as the distribution reporting unit had a carrying value in excess of its fair value. In conjunction with Step 2, Holdings retained an independent appraisal firm to prepare a valuation of Holdings’ assets and liabilities. Step 2 requires the implied fair value of goodwill to be calculated by allocating the fair value of the reporting unit to its tangible and intangible net assets, other than goodwill. The remaining unallocated fair value represents the implied fair value of the goodwill. Management and the independent appraisal firm have determined that all of Holdings’ goodwill was impaired at January 27, 2002. Accordingly, Holdings has recorded a goodwill impairment charge of $77.5 million, net of tax of $1.7 million, as a cumulative effect of change in accounting for goodwill, for the nine month period ended October 26, 2002. The goodwill impairment charge has no effect on cash, the ongoing operation of Holdings, the covenants relating to the Bank Credit Facility or the indentures for the Discount Notes and the Senior Subordinated Notes.

Effective January 27, 2002, Holdings adopted Statement of Financial Accounting Standards No. 144 (“FAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,”. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This Statement supercedes FAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). FAS 144 has had no material impact on the financial statements of Holdings for the nine months ended October 26, 2002.

In August 2001, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. This standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. Holdings is currently evaluating the provisions of SFAS 143, but does not believe that SFAS 143 will have a material impact on its financial statements.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity(including Certain Costs Incurred in a Restructuring).” The principal differences between SFAS 146 and Issue 94-3 relates to SFAS 146’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost as generally defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. A fundamental conclusion reached by the FASB in SFAS 146 is that an entity’s commitment to a plan, by itself, does not create an obligation that meets the definition of a liability. Therefore, SFAS 146 eliminates the definition and requirements for recognition of exit costs in Issue 94-3. This Statement also establishes that fair value is the objective for initial measurement of the liability. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Holdings is currently evaluating the provisions of SFAS 146 to determine what impact, if any, SFAS 146 will have on its financial statements.

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

Interest Rates

At October 26, 2002, Holdings had fixed-rate debt totaling $116.6 million in principal amount and having a fair value of $41.0 million. These instruments bear interest at a fixed rate and, therefore, do not expose Holdings to the risk of earnings loss due to changes in market interest rates. However, the fair value of these instruments would decrease (to the holder) by approximately $3.7 million if interest rates were to increase by 10% from their levels at October 26, 2002 (i.e., an increase from the weighted average interest rate of 11.6% to a weighted average interest rate of 12.8%).

At October 26, 2002, Holdings had variable-rate debt totaling $18.9 million in principal amount and having a fair value of $18.9 million. These borrowings are under the Bank Credit Facility. If interest rates were to increase by 10% from their levels at October 26, 2002, Holdings would incur additional annual interest expense of approximately $0.1 million.

Foreign Exchange Rates

Information relating to the sensitivity to foreign currency exchange rate changes is omitted as foreign exchange exposure risk has not materially changed from that disclosed in Holdings’ Annual Report on Form 10-K for the year ended January 26, 2002.

Item 4. Controls and Procedures.

Within the 90 days prior to the date of filing this Quarterly Report on Form 10-Q, Holdings carried out an evaluation, under the supervision and with the participation of its Disclosure Committee and management, including the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer), of the effectiveness of the design and operation of Holdings’ disclosure controls and procedures pursuant to Exchange Act Rule 15d-14. Based upon that evaluation, the President (Chief Executive Officer) and the Treasurer (Chief Financial Officer) concluded that Holdings’ disclosure controls and procedures are effective in timely alerting them to material information relating to Holdings (including its consolidated subsidiaries) required to be included in Holdings’ periodic SEC filings. Subsequent to the date of that evaluation, there have been no significant changes in the Holdings’ internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Changes in Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit Index.

3.1(1)	Holdings Certificate of Incorporation, as amended.

3.2(1)	Holdings By-laws.

4.1(1)	Indenture dated as of April 24, 1998.

10.51	Promissory Note between Iron Age Holdings Corporation and Iron Age Corporation dated October 1, 2002.

10.52(8)	Loan and Security Agreement dated September 23, 2002

10.53(8)	Mortgage, Assignment of Leases and Rents Security Agreement dated September 23, 2002.

10.54(8)	Holdings and Subsidiary Guaranty dated September 23, 2002.

10.55(8)	Guarantor Security Agreement dated September 23, 2002.

10.56(8)	Pledge and Security Agreement dated September 23, 2002.

10.57(8)	Patent Security Agreement dated September 23, 2002.

10.58(8)	Trademark Security Agreement dated September 23, 2002.

10.59(8)	Canadian Guarantee Agreement dated September 23, 2002

10.60(8)	Canadian Security Agreement dated September 23, 2002.

10.61(8)	Letter Agreement dated September 23, 2002.

10.62(8)	Contribution Agreement dated September 23, 2002.

10.63(8)	Intercompany Subordination Agreement dated September 23, 2002.

10.64(8)	Payoff Letter for Banque Nationale de Paris Credit Agreement dated September 23, 2002.

21.1(1)	Subsidiaries of Holdings.

99.1	Certification by CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by CFO pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the similarly numbered exhibit in the Company’s Registration Statement on Form S-4, No. 333-57009, filed June 17, 1998.
(8)	Incorporated by reference to the exhibit in the Company’s Report on Form 8-K, filed September 27, 2002.

(b) Reports on Form 8-K.

     A report on Form 8-K was filed on September 27, 2002 to disclose the terms of the Bank Credit Facility that Holdings completed on September 23, 2002, as discussed elsewhere in this Quarterly Report on Form 10Q.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON AGE HOLDINGS CORPORATION

	By:	/s/Bart R. Huchel
		Name: Title:	Bart R. Huchel Vice President-Finance Chief Financial Officer and Treasurer
Dated: December 10, 2002			(Principal financial and accounting officer)

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/William J. Mills

William J. Mills Chief Executive Officer, President and Director

Dated: December 10, 2002

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/Bart R. Huchel
Bart R. Huchel Chief Financial Officer, Vice President – Finance and Treasurer

Dated: December 10, 2002